Form 10-Q
period 2020-08-31
ZYROX MINING INTERNATIONAL INC
filed 2020-11-19
CIK 1558740

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number 333-184100

ZYROX MINING INTERNATIONAL

(Exact name of registrant as specified in its charter)

Nevada	27-2052033
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

1185 Avenue of the Americas, 3rd Floor.
New York, New York 11572

(646) 768-8417

(Issuer’s telephone number including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of November 16, 2020, 519,486,000 common shares were outstanding.

ZYROX MINING INTERNATIONAL, INC.

i

PART 1 - FINANCIAL INFORMATION

Item 1. - Financial Statements

ZYROX MINING INTERNATIONAL, INC

BALANCE SHEETS

(unaudited)

	August 31,	May 31,
	2020	2020

ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Notes payable-related party	27,519	26,220
Total current liabilities	27,519	26,220
Total liabilities	27,519	26,220

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock Series A, $0.001 par value 300,000,000,shares authorized, 855,000 shares issued and outstanding	855	855
Common stock, Par Value $0.001, 3,000,000,000 shares authorized, 519,486,000 issued and outstanding as of August 31, 2020 and May 31, 2019, respectively	519,487	519,487
Additional paid in capital	98,330,676	98,330,676
Retained earnings (deficit)	(98,878,536)	(98,877,238)
Total Stockholders’ (Deficit)	(27,519)	(26,220)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

ZYROX MINING INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months	Three months
	ended	ended
	August 31,	August 31,
	2020	2019
Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	1,298	-
Total operating expenses	1,298	-
(Loss) from operations	(1,298)	-
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	(1,298)	-
Provision for income taxes	-	-
Net (Loss)	$(1,298)	$-

Basic and diluted earnings(loss) per common share	$(0.00)	$-

Weighted average number of shares outstanding	519,486,000	519,486,000

The accompanying notes are an integral part of these financial statements.

ZYROX MINING INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	May 31,	May 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(1,298)	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Net cash provided by (used for) operating activities	(1,298)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	1,298	-
Net cash provided by (used for) financing activities	1,298	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

ZYROX MINING INTERNATIONAL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, May 31, 2019	855,000	$855	519,486,000	$519,487	$98,330,676	$(98,851,018)	$-

Net loss						-	-

Balances, August 31, 2019	855,000	855	519,486,000	$519,487	$98,330,676	$(98,851,018)	-

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance May 31, 2020	855,000	$855	519,486,000	$519,487	$98,330,676	$(98,877,238)	(26,220)

Net loss						(1,298)	(1,298)

Balance, August 31, 2020	855,000	$855	519,486,000	$519,487	$98,330,676	$(98,878,536)	$(27,519)

The accompanying notes are an integral part of the financial statements.

ZYROX MINING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Zyrox Mining International, Inc. (formerly Diversified Energy & Fuel, Inc. until August 15, 2012) was incorporated in the State of Nevada on June 3, 2009. Zyrox Mining International, Inc. (“Zyrox” or “the Company” began formal operations on June 3, 2009, with the principle purpose of developing, marketing and selling software products through the Internet, and to provide web based services for individuals and small business. During 2010, this business was discontinued and management focused on developing a biodegradable plastic opportunity.

The Company began trading as Riverdale Capital, Ltd. under the symbol “RICP” on June 3, 2009. Effective April 30, 2012 the Company changed its name to Diversified Energy & Fuel International, Inc and changed its name to Zyrox Mining International, Inc. on August 15, 2012.

On November 8, 2010, the Company entered into an agreement to acquire 100% of the Membership Interests of WSVPA Bio Products Incorporated, a Nevada LLC in consideration for 102,238,200 shares of common stock. After completion of their due diligence, WSPVA formally closed on the transaction on May 12, 2012. The Company subsequently received 500,000,000 Class “A” membership units and 1,000,000 Class “B” membership units representing 100% of the membership interest of WSPVA (dissolvingplastic.com) in return for 102,238,200 common shares of the Company and WSPVA is now a wholly owned subsidiary of the Company.

On August 17, 2010, the then Chief Executive Officer resigned and appointed Carl H. Kruse as sole Director and Chief Executive Officer. Carl H. Kruse became the majority shareholder at that time by virtue of a Stock Purchase Agreement with the majority shareholder, resulting in a change of control of the Issuer.

The Company finalized the acquisition of a biodegradable plastic manufacturer, WSPVA, Bio Products International, LLC, a Nevada LLC, on March 12, 2012 for 102,238,200 common shares, of which 98,984,744 had been issued in the prior fiscal year and recorded as Issuance of Common Shares for Donated Services, because of the uncertainty of completing the transaction. The Company now owns 100% of the equity interests in this wholly owned subsidiary. With the transaction now complete the market value of the shares on March 12, 2012 has been recorded as the purchase price for WSPVA.

The Company was development stage company that have not yet opened for business or generated any revenues. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market. We will require the funds from this offering in order to fully implement our business plan as discussed in the “Plan of Operation” section During the period from November 2012 through April 2020, the Company was dormant.

The Company’s accounting year-end is May 31.

David Lazar, the principal of Custodian Ventures, LLC conducted due diligence on the Company and determined that the Company would be a potential Custodianship candidate, based upon previous management appearing to have abandoned the Company approximately eleven years ago. Mr. Lazar then chose to buy shares of the Company on the open market, and start a Custodianship proceeding.

On December 27, 2019 Custodian Ventures, LLC was appointed as the custodian of the Company by the Eighth Judicial Court of Nevada pursuant to Case No. A-19-805642-B.

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most US states and many countries have issued policies intended to stop or slow the further spread of the disease.

Covid-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since inception. As of August 31, 2020, the Company had a working capital deficit of $27,519 and negative shareholders’ equity of $27,519.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by David Lazar who is the managing member of Custodian Ventures, LLC., the Court-appointed custodian who is extending interest-free demand loans to the Company. The Company will be required to continue to rely on Mr. Lazar until its operations become profitable.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of August 31, 2020, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On August 31, 2020, and May 31, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions quarterly to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard.

We adopted ASC 842 on June 1, 2020. The adoption of this guidance is not expected to have any impact on our financial statements.

Stockholders’ Equity and Accrued Liability Excess stock Issuance

As of May 31, 2020, the Company had 3,000,000,000 authorized shares of Common Stock with a par value of $0.001. As of August 31, 2020, and May 31, 2020, respectively, there were 519,486,000 of Common Stock issued and outstanding. Additionally, the Company’s authorized capital stock of Preferred Shares consists of 300,000,000 shares divided into three classes of 100,000,000 Preferred Shares each. designated as Class “A”, Class “B” and Class “C.” All shares of Preferred Stock are at par value of $.001 per share. As of May 31, 2020 and 2019 there were 855,000 Preferred “A” shares outstanding.

Preferred “A” shares are super-voting shares, are non-dilutive and they convert only in exchange for the partial or full retirement of debt held by former management, employees or consultants, or as directed by a majority vote of the Board of Directors. The number of Shares of Preferred Stock to be issued to each qualified person (member of Management, employee or consultant) holding a Note shall be determined by the following formula:

Each dollar of debt represents one preferred share.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of August 31, 2020, and May 31, 2020.

NOTE 5 – NOTES PAYABLE-RELATED PARY

Mr. Lazar, the principal member of the Company’s Court-appointed custodian is considered a related party. During the three months ended August 31, 2020, he extended $1,298 in interest-free demand loans to the Company. As of August 31, 2020, the total amount due to Mr. Lazar amounted to $27,519.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to August 31, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements,

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have a minimal operating history and minimal revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues for the immediate future.

Plan of Operation

We have been dormant since May 2005. As of the date of this Report, we intend to engage in what we believe to be synergistic acquisitions or joint ventures with a company or companies that we believe will enhance our business plan. There are no assurances we will be able to consummate any acquisitions using our securities as consideration, or at all. Numerous things will need to occur to allow us to implement this aspect of our business plan and there are no assurances that any of these developments will occur, or if they do occur, that we will be successful in fully implementing our plan.

Limited Operating History; Need for Additional Capital

We cannot guarantee we will be successful in our business operations. We have not generated any revenue since inception. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to the price and cost increases in supplies and services.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Principles

The preparation of consolidated financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates. We have not identified any critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income or loss to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. Our debt obligations contain interest rates that are fixed and we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for many years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of August 31, 2020, and April 30, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of August 31, 2020, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from May 2005 until August 31, 2020; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of August 31, 2020.

Management believes that the material weaknesses set forth above did not have an effect on our financial results because the activity during this period was nominal. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside Directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended August 31, 2020 and May 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1a. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three months ended August 31, 2020, we did not issue any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zyrox Mining International, Inc.
(Registrant)

Date: November 19, 2020	By:	/s/ David Lazar
David Lazar, CEO and CFO