Form 10-Q
period 2020-11-30
ZYROX MINING INTERNATIONAL INC
filed 2020-12-23
CIK 1558740

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of December 23, 2020, 519,486,000 common shares were outstanding.

ZYROX MINING INTERNATIONAL, INC.

i

PART 1 - FINANCIAL INFORMATION

ZYROX MINING INTERNATIONAL, INC

CONSOLIDATED BALANCE SHEETS

(unaudited)

	November 30,	May 31,
	2020	2020

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$5,611	$-
Notes payable-related party	45,256	26,220
Total current liabilities	50,868	26,220
Total liabilities	50,868	26,220

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 855,000 shares issued and outstanding	855	855
Common stock, Par Value $0.001, 3,000,000,000 shares authorized, 519,486,000 issued and outstanding as of November 30, 2020 and May 31, 2020, respectively	519,487	519,487
Additional paid in capital	98,330,676	98,330,676
Retained earnings (deficit)	(98,901,886)	(98,877,238)
Total Stockholders’ (Deficit)	(50,868)	(26,220)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

ZYROX MINING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	November 30,	November 30,	November 30,	November 30,
	2020	2019	2020	2019
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	23,349	7,026	24,647	7,026
Total operating expenses	23,349	7,026	24,647	7,026
(Loss) from operations	(23,349)	7,026	(24,647)	(7,026)
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(23,349)	(7,026)	(24,647)	(7,026)
Provision for income taxes	-	-	-	-
Net (Loss)	$(23,349)	$(7,026)	$(24,647)	$(7,026)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	519,486,000	519,486,000	519,486,000	519,486,000

The accompanying notes are an integral part of these financial statements.

ZYROX MINING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months	Six months
	ended	ended
	November 30,	November 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(24,647)	$(7,026)
Changes in assets and liabilities:
Accounts payable	5,611
Net cash provided by (used for) operating activities	(19,036)	(7,026)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	19,036	7,026
Net cash provided by (used for) financing activities	19,036	7,026

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

ZYROX MINING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, May 31, 2019	855,000	$855	519,486,000	$519,487	$98,330,676	$(98,851,018)	$-

Net loss						-	-

Balance, August 31, 2019	855,000	$855	519,486,000	$519,487	$98,330,676	$(98,851,018)	$-

Net loss						(7,026)	(7,026)

Balance. November 30, 2019	855,000	$855	519,486,000	$519,487	$98,330,676	$(98,858,044)	$(7,026)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance May 31, 2020	855,000	$855	519,486,000	$519,487	$98,330,676	$(98,877,238)	$(26,220)

Net loss						(1,298)	(1,298)

Balance, August 31, 2020	855,000	$855	519,486,000	$519,487	$98,330,676	$(98,878,536)	$(27,519)

Net loss						(23,349)	(23,349)

Balance, November 30, 2020	855,000	$855	519,486,000	$519,487	$98,330,676	$(98,901,886)	$(50,868)

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since inception. As of November 30, 2020, the Company had a working capital deficit of $50,868 and negative shareholders’ equity of $50,868.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of November 30, 2020, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On November 30, 2020, and May 31, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

Stockholders’ Equity and Accrued Liability Excess stock Issuance

As of November 30, 2020, the Company had 3,000,000,000 authorized shares of Common Stock with a par value of $0.001. As of November 30, 2020, and May 31, 2020, respectively, there were 519,486,000 of Common Stock issued and outstanding. Additionally, the Company’s authorized capital stock of Preferred Shares consists of 300,000,000 shares divided into three classes of 100,000,000 Preferred Shares each. designated as Class “A”, Class “B” and Class “C.” All shares of Preferred Stock are at par value of $.001 per share. As of November 30, 2020 and May 31, 2020 there were 855,000 Preferred “A” shares outstanding.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of November 30, 2020, and May 31, 2020.

NOTE 4 – NOTES PAYABLE-RELATED PARY

Mr. Lazar, the principal member of the Company’s Court-appointed custodian is considered a related party. During the three months ended November 30, 2020, he extended $17,737 in interest-free demand loans to the Company. As of November 30, 2020, the total amount due to Mr. Lazar amounted to $45,256

NOTE 5 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to November 30, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements except as follows:

On December 2, 2020 the Company granted Custodian Ventures, LLC 10,000,000 shares of Series C Preferred Stock (Series C). each share of Series C is convertible into 50 shares of common stock. In return for the issuance, Custodian Ventures agreed to reduced its loan receivable form the Company by $10,000.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have a minimal operating history and no revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues for the immediate future.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of November 30, 2020, and April 30, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of November 30, 2020, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from May 2005 until November 30, 2020; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of November 30, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended November 30, 2020 and May 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the three months ended November 30, 2020, we did not issue any of our equity securities.

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

Zyrox Mining International, Inc.
(Registrant)

Date: December 23, 2020	By:	/s/ David Lazar
David Lazar, CEO and CFO