Form 10-Q
period 2021-02-28
ZYROX MINING INTERNATIONAL INC
filed 2021-04-14
CIK 1558740

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of April 13, 2021, there were 520,341,000 common shares were outstanding.

ZYROX MINING INTERNATIONAL, INC.

i

PART 1 - FINANCIAL INFORMATION

ZYROX MINING INTERNATIONAL, INC

BALANCE SHEETS

(unaudited)

	February 28,	May 31,
	2021	2020

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$	$-
Notes payable-related party	48,445	26,220
Total current liabilities	48,445	26,220
Total liabilities	48,445	26,220

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 300,000,000 shares and 855,000 shares issued and outstanding as of February 28, 2021, and May 31, 2020	300,000	855
Common stock, Par Value $0.001, 3,000,000,000 shares authorized, 520,341,000 and 519,486,000 shares issued and outstanding as of February 28, 2020 and May 31, 2020, respectively	520,342	519,487
Additional paid-in capital	100,510,335	98,330,676
Accumulated (deficit)	(101,379,122)	(98,877,238)
Total Stockholders' (Deficit)	(48,445)	(26,220)
Total Liabilities and Stockholders' (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

ZYROX MINING INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended February 28,	Three months ended February 29,	Nine months ended February 28,	Nine months ended February 29,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	2,477,236	19,194	2,501,884	26,220
Total operating expenses	2,477,236	19,194	2,501,884	26,220
(Loss) from operations	(2,477,236)	19,194	(2,501,884)	(26,220)
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(2,477,236)	(19,194)	(2,501,884)	(26,220)
Provision for income taxes	-	-	-	-
Net (Loss)	$(2,477,236)	$(19,194)	$(2,501,884)	$(26,220)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	519,486,000	519,486,000	519,486,000	519,486,000

The accompanying notes are an integral part of these financial statements.

ZYROX MINING INTERNATIONAL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, May 31, 2019	855,000	$855	519,486,000	$519,487	$98,330,676	$(98,851,018)	$-

Net loss						-	-

Balance, August 31, 2019	855,000	855	519,486,000	$519,487	$98,330,676	$(98,851,018)	$-

Net loss						(7,026)	(7,026)

Balance, November 30, 2019	855,000	855	519,486,000	$519,487	$98,330,676	$(98,858,044)	$(7,026)

Net loss						(19,194)	(19,194)

Balance, February 29, 2020	855,000	855	519,486,000	$519,487	$98,330,676	$(98,877,238)	$(26,220)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance May 31, 2020	855,000	$855	519,486,000	$519,487	$98,330,676	$(98,877,238)	$(26,220)

Net loss						(1,298)	(1,298)

Balance, August 31, 2020	855,000	$855	519,486,000	$519,487	$98,330,676	$(98,878,536)	$(27,519)

Net loss						(23,349)	(23,349)

Balance, November 30, 2020	855,000	$855	519,486,000	$519,487	$98,330,676	$(98,901,886)	$(50,868)

Net loss						(2,477,236)	(2,477,236)

Conversion of preferred stock to common stock	(855,000)	(855)	855,000	855

Issuance of preferred stock to related party to reduce debt	300,000,000	300,000			2,179,659		2,479,659

Balance, February 28, 2021	300,000,000	$300,000	520,341,000	$520,342	$100,510,335	$(101,379,122)	$(48,445)

The accompanying notes are an integral part of the financial statements.

ZYROX MINING INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended February 28, 2021	Nine months ended February 29, 2020
Cash Flows From Operating Activities:
Net loss	$(2,501,884)	$(26,220)
Stock-based compensation related party	2,469,659
Changes in assets and liabilities:
Accounts payable	-
Net cash provided by (used for) operating activities	(32,225)	(26,220)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities		-

Cash Flows From Financing Activities:
Proceeds from related party loans	32,225	26,220
Net cash provided by (used for) financing activities	32,225	26,220

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information: Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

ZYROX MINING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Zyrox Mining International, Inc. (formerly Diversified Energy & Fuel, Inc. until August 15, 2012) was incorporated in the State of Nevada on June 3, 2009. Zyrox Mining International, Inc. (“Zyrox” or “the Company”) began formal operations on June 3, 2009, with the principal purpose of developing, marketing, and selling software products through the Internet, and to provide web-based services for individuals and small business. During 2010, this business was discontinued and management focused on developing a biodegradable plastic opportunity.

The Company began trading as Riverdale Capital, Ltd. under the symbol “RICP” on June 3, 2009. Effective April 30, 2012, the Company changed its name to Diversified Energy & Fuel International, Inc and changed its name to Zyrox Mining International, Inc. on August 15, 2012.

On November 8, 2010, the Company agreed to acquire 100% of the Membership Interests of WSVPA Bio Products Incorporated, a Nevada LLC in consideration for 102,238,200 shares of common stock. After completion of their due diligence, WSPVA formally closed on the transaction on May 12, 2012. The Company subsequently received 500,000,000 Class “A” membership units and 1,000,000 Class “B” membership units representing 100% of the membership interest of WSPVA (dissolvingplastic.com) in return for 102,238,200 common shares of the Company and WSPVA is now a wholly-owned subsidiary of the Company.

On August 17, 2010, the then Chief Executive Officer resigned and appointed Carl H. Kruse as sole Director and Chief Executive Officer. Carl H. Kruse became the majority shareholder at that time under a Stock Purchase Agreement with the majority shareholder, resulting in a change of control of the Issuer.

The Company finalized the acquisition of a biodegradable plastic manufacturer, WSPVA, Bio Products International, LLC, a Nevada LLC, on March 12, 2012, for 102,238,200 common shares, of which 98,984,744 had been issued in the prior fiscal year and recorded as Issuance of Common Shares for Donated Services, because of the uncertainty of completing the transaction. The Company then owned 100% of the equity interests in this wholly-owned subsidiary. With the transaction now complete the market value of the shares on March 12, 2012, has been recorded as the purchase price for WSPVA.

The Company was a development stage company that has never opened for business or generated any revenues. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market. We will require the funds from this offering to fully implement our business plan as discussed in the “Plan of Operation” section During the period from November 2012 through April 2020, the Company was dormant.

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

On December 27, 2019, Custodian Ventures, LLC was appointed as the custodian of the Company by the Eighth Judicial Court of Nevada pursuant to Case No. A-19-805642-B.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since its inception. As of February 28, 2021, the Company had a working capital deficit of $48,445 and negative shareholders’ equity of $48,445.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of February 28, 2021, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On February 28, 2021, and May 31, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

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

We adopted ASC 842 on June 1, 2020. The adoption of this guidance did not have any impact on our financial statements because we have no leases.

NOTE 3 – EQUITY

Common Stock

As of February 28, 2021, the Company had 3,000,000,000 authorized shares of Common Stock with a par value of $0.001. As of February 28, 2021, and May 31, 2020, respectively, there were 520,341,000 and 519,486,000 of Common Stock issued and outstanding.

Preferred Stock

During the fourth quarter ended February 28, 2021, the Company undertook a series of corporate actions as follows:

➢	On 11/19/2020, the Company filed a certificate of correction fixing a scrivener’s error on the amendment of the articles dated 4/13/2012 to match the incorrect 3,300,000 authorized shares on the cover form to the 3,300,000,000 shares authorizing 3,000,000,000 common shares and 300,000,000 preferred shares.

➢	On 11/24/2020, the Company filed a secondary certificate of correction to correct a scrivener’s error on the certificate filed 11/19/2020.

➢	On 12/2/2020 the Company designated out of the 300,000,000 shares of preferred stock a class of 10,000,000 shares of Series C Preferred Stock. Subsequently, on 12/2/2020, the Company issued all 10,000,000 shares of Series C Preferred Stock to Custodian Ventures, managed by David Lazar for the reduction of $10,000 worth of loans made by David Lazar to the Company. as a result of this issuance, the Company recorded non-cash stock-based compensation of $2,469,659 for the period ended February 28, 2021.

➢	By consent resolution, on 3/25/2021, the Company took action to address issues in the corporate history of why the super-voting preferred stock of the Company would be void and approved the withdrawal of the designation The Company addressed why the older 855,000 shares of Series A Preferred Stock of the Company designated 12/28/2009 would be void and approved withdrawal of the designations Converting any of the issued and outstanding Series A stock, albeit void, into the stock available at issuance (common) at a 1:1 ratio.

➢	On 3/29/2021, the Company withdrew the 2009 A preferred designations and awarded on a 1 for 1 basis, 855,000 common shares to former Series A preferred shareholders.

➢	On 3/31/2021, the Company amended the designation for the Series C Preferred Stock to change the name to Preferred A and to increase the designated shares of this class from 10,000,000 shares to 300,000,000 million shares. On 4/1/2021, the Company forward split the Preferred A class (formerly the Preferred C class) on a 1:30 basis so that all 300,000,000 designated Series A shares were issued. Each of the 300,000,000 Series A shares, par value, $0.001, held by Custodian Ventures carries a 50 to 1 conversion right to common stock and is convertible into 15,000,000,000 common shares.

The Company has retroactively applied this split and the conversion of the 855,000 former Series A shares into common shares as of the year ended February 28, 2021.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of February 28, 2021, and May 31, 2020.

NOTE 5 – NOTES PAYABLE-RELATED PARY

Mr. Lazar, the principal member of the Company’s Court-appointed custodian is considered a related party. During the nine months ended February 28, 2021, Custodian Venture extended $32,225 in interest-free demand loans to the Company, $10,000 of which was forgiven as part of the transactions described in Note 3, Equity. As of February 28, 2021, the total amount due to Mr. Lazar amounted to $48,445.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to February 28, 2021, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements except as follows:

On 12/2/2020 the Company designated out of the 300,000,000 shares of preferred stock a class of 10,000,000 shares of Series C Preferred Stock. Subsequently, on 12/2/2020, the Company issued all 10,000,000 shares of Series C Preferred Stock to Custodian Ventures, managed by David Lazar for the reduction of $10,000 worth of loans made by David Lazar to the Company. as a result of this issuance, the Company recorded non-cash stock-based compensation of $2,469,659 on its Statements of Operations for the period ended February 28, 2021.

By consent resolution, on 3/25/2021, the Company took action to address issues in the corporate history of why the super-voting preferred stock of the Company would be void and approved the withdrawal of the designation The Company addressed why the older 855,000 shares of series A of the Company designated 12/28/2009 would be void and approved withdrawal of the designations Converting any of the issued and outstanding Series A stock, albeit void, into the stock available at issuance (common) at a 1:1 ratio.

On 3/29/2021, the Company withdrew the 2009 A preferred designations and awarded on a 1 for 1 basis, 855,000 common shares to former Series A preferred shareholders.

On 3/31/2021, the Company amended the designation for the Preferred C Stock to change the name to Preferred A and to increase the designated shares of this class from 10,000,000 shares to 300,000,000 million shares. On 4/1/2021, the Company forward split the Preferred A class (formerly the Preferred C class) on a 1:30 basis so that all 300,000,000 designated Series A shares were issued. Each of the 300,000,000 Series A shares held by Custodian Ventures carries a 50 to 1 conversion right to common stock, and is convertible into 15,000,000,000 common shares.

The Company has retroactively applied this split and the conversion of the 855,000 former Series A shares into common shares as of the year ended February 28, 2021.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of February 28, 2021, and April 30, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of February 28, 2021, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from May 2005 until February 28, 2021; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of February 28, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended February 28, 2021 and May 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the three months ended February 28, 2021, we did not issue any of our equity securities.

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

Zyrox Mining International, Inc.
(Registrant)

Date: April 14, 2021	By:	/s/ David Lazar
David Lazar, CEO and CFO