Form 10-Q
period 2021-09-30
ZYROX MINING INTERNATIONAL INC
filed 2021-11-05
CIK 1558740

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number 000-56204

ZYROX MINING INTERNATIONAL INC

(Exact name of registrant as specified in its charter)

Nevada	27-2052033
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

50 West Liberty Street Suite 880
Reno, Nevada 89501

(775) 996-0288

(Issuer’s telephone number including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Yes

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of November 5, 2021 there were 520,341,000 common shares were outstanding.

ZYROX MINING INTERNATIONAL, INC.

i

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ZYROX MINING INTERNATIONAL, INC

BALANCE SHEETS

(Unaudited)

	September 30,	June 30,	May 31,
	2021	2021	2021
ASSETS
Total Assets	$-	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$7,297	$342	$-
Notes payable-related party	93,185	47,834	32,298
Total current liabilities	100,482	48,176	32,298
Total liabilities	100,482	48,176	32,298

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 300,000,000 shares and 855,000 shares issued and outstanding as of September 30, 2021 and 2020, respectively	300,000	300,000	300,000
Common stock, Par Value $0.001, 3,000,000,000 shares authorized, 520,341,000 and 519,486,000 issued and outstanding as of June 30, 2021 and 2020, respectively	520,342	520,342	520,342
Additional paid in capital	100,558,780	100,558,780	100,558,780
Accumulated Deficit	(101,479,604)	(101,427,298)	(101,411,420)
Total Stockholders’ (Deficit)	(100,482)	(48,176)	(32,298)
Total Liabilities and Stockholders’ Deficit	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ZYROX MINING INTERNATIONAL, INC

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the one month ended
	September 30,		June 30,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-

Operating expenses:
Administrative expenses - related party	52,306	11,300	15,878	798
Total operating expenses	52,306	11,300	15,878	798

Loss from operations	(52,306)	(11,300)	(15,878)	(798)

Other expenses:
Other expenses, net	-	-	-	-

Net loss	$(52,306)	$(11,300)	$(15,878)	$(798)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	519,704,166	519,486,000	519,486,000	519,486,000

The accompanying notes are an integral part of these financial statements.

ZYROX MINING INTERNATIONAL, INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, May 31, 2020	855,000	$855	519,486,000	$519,487	$98,330,676	$(98,877,238)	$(26,220)

Net loss	-	-	-	-	-	(798)	(798)

Balance, June 30, 2020	855,000	$855	519,486,000	$519,487.00	$98,330,676	$(98,878,036)	$(27,018)

Net loss	-	-	-	-	-	(11,300)	(11,300)

Balance, September 30, 2020	855,000	$855	519,486,000	$519,487	$98,330,676	$(98,889,336)	$(38,318)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, May 31, 2021	301,710,000	$300,000	520,341,000	$520,342	$100,558,780	$(101,411,420)	$(32,298)

Net loss	-	-	-	-	-	(15,878)	(15,878)

Balance, June 30, 2021	301,710,000	$300,000	520,341,000	$520,342	$100,558,780	$(101,427,298)	$(48,176)

Net loss	-	-	-	-	-	(52,306)	(52,306)

Balance, September 30, 2021	301,710,000	$300,000	520,341,000	$520,342	$100,558,780	$(101,479,604)	$(100,482)

The accompanying notes are an integral part of these financial statements.

ZYROX MINING INTERNATIONAL, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended		For the one month ended
	September 30,		June 30,
	2021	2020	2021	2020

Cash flows used in operating activities
Net loss	$(52,306)	$(11,300)	$(15,878)	$(798)
Changes in assets and liabilities:
Accounts payable	6,955	-	342	-
Net cash used in operating activities	(45,351)	(11,300)	(15,536)	(798)

Cash flows provided (used) in investing activities
Net cash provided (used) in investing activities	-	-	-	-

Cash flows provided used by financing activities
Proceeds from related party loans	45,351	11,300	15,536	798
Net cash provided used by financing activities	45,351	11,300	15,536	798

Net increase (decrease) in cash	-	-	-	-
Cash, beginning of period	-	-	-	-
Cash, end of period	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ZYROX MINING INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company was a development stage company that has never opened for business or generated any revenues. The Company’s limited start-up operations have consisted of the formation of our business plan and identification of our target market. We will require the funds from this offering to fully implement our business plan as discussed in the “Plan of Operation” section. During the period from November 2012 through April 2020, the Company was dormant.

The Company’s accounting year-end is December 31.

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

On March 5, 2021, as a result of a private transaction, 300,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the “Shares”) of the Company, were transferred from Custodian Ventures, LLC (the “Seller”) to Wan Nyuk Ming, Ng Chian Yin, and Jeffrey Wong Kah Mun, respectively, based on their ownership of Winvest Group Limited (collectively, the “Purchaser”). As a result, the Purchaser became an approximately 90% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholders. The consideration paid for the Shares was $700,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or the Seller.

On April 14, 2021, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year-End

On September 14, 2021 the Company’s Board of Directors approved the change in the Company’s fiscal year end from May 31 to December 31.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since its inception. As of September 30, 2021, the Company had a working capital deficit of $100,482 and negative shareholders’ equity of $100,482.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by Winvest Group Ltd. who is extending interest-free demand loans to the Company. The Company will be required to continue to rely on Winvest Group Ltd. until its operations become profitable.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of September 30, 2021, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2021, and June 30, 2021, the Company’s cash equivalents totaled $-0- and $-0- respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740, ”Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, ”Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

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

NOTE 3 – EQUITY

Common Stock

As of September 30, 2021, the Company had 3,000,000,000 authorized shares of Common Stock with a par value of $0.001. As of September 30, 2021, and June 30, 2021 respectively, there were 520,341,000 shares of Common Stock issued and outstanding.

Preferred Stock

During the fiscal year ended May 31, 2021 the Company undertook a series of corporate actions related to its preferred stock as follows:

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

The Company has retroactively applied this split and the conversion of the 855,000 former Series A shares into common shares as of the period ended February 28, 2021.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of September 30, 2021, and June 30, 2021.

NOTE 5 – NOTES PAYABLE-RELATED PARY

As of September 30, 2021, Winvest Group Ltd. had extended $93,185 in interest free demand loans to the Company.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2021 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Critical Accounting Principles

The preparation of financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates. We have not identified any critical accounting policies.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since November 2012. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of September 30, 2021, and June 30, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2021, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from November 2012 until September 30, 2021; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended September 30, 2021 and June 30, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the three months ended September 30, 2021, we did not issue any of our equity securities.

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

Zyrox Mining International, Inc.
(Registrant)

Date: November 5, 2021	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO