Form 10-KT
period 2021-12-31
Winvest Group Ltd
filed 2022-03-24
CIK 1558740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

☒  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 1, 2021, to December 31, 2021

COMMISSION FILE NO. 000-56204

WINVEST GROUP LTD.

(Exact name of Registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

6770

(Primary Standard Industrial Classification Code Number)

27-2052033

(I.R.S. Employer Identification No.)

50 West Liberty Street, Suite 880

Reno, Nevada 89501

775-996-0288

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was since no stock prices are available for that time period.

As of March 24, 2022, the Registrant had 16,513,983 shares of common stock issued and outstanding.

i

EXPLANATORY NOTE REGARDING THE TRANSITION PERIOD

On September 14, 2021, the Board of Directors of the Company approved a change to its fiscal year-end from May 31 to December 31. The change in the fiscal year became effective for the Company’s 2021 fiscal year, which began June 1, 2021, and ended December 31, 2021. Accordingly, the Company is filing this transition report on Form 10-KT for the seven months from June 1, 2021, through December 31, 2021, within the time prescribed by the SEC.

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this Annual Report, the terms “we”, “us”, “our”, “the Company”, mean Winvest Group Ltd unless otherwise indicated.

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

Description of Business

Winvest Group Ltd, “the Company” (formerly Diversified Energy & Fuel, Inc. until August 15, 2012) was incorporated in the State of Nevada on June 3, 2009. Winvest Group Ltd began formal operations on June 3, 2009, with the principle purpose of developing, marketing, and selling software products through the Internet and providing web-based services for individuals and small businesses. During 2010, this business was discontinued and management focused on developing a biodegradable plastic opportunity.

The Company began trading as Riverdale Capital, Ltd. under the symbol “RICP” on June 3, 2009. Effective April 30, 2012, the Company changed its name to Diversified Energy & Fuel International, Inc.

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

The Company finalized the acquisition of a biodegradable plastic manufacturer, WSPVA, Bio Products International, LLC, a Nevada LLC, on March 12, 2012, for 102,238,200 common shares, of which 98,984,744 had been issued in the prior fiscal year and recorded as Issuance of Common Shares for Donated Services, because of the uncertainty of completing the transaction. The Company now owns 100% of the equity interests in this wholly-owned subsidiary. With the transaction now complete the market value of the shares on March 12, 2012, has been recorded as the purchase price for WSPVA.

We are a development stage company and have not yet opened for business or generated any revenues. Our limited start-up operations have consisted of the formation of our business plan and the identification of our target market. We will require the funds from this offering to fully implement our business plan as discussed in the “Plan of Operation” section During the period from November 2012 through April 2020, the Company was dormant.

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

On March 5, 2021, as a result of a private transaction, 300,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the “Shares”) of the Company, were transferred from Custodian Ventures, LLC (the “Seller”) to Wan Nyuk Ming, Ng Chian Yin, and Jeffrey Wong Kah Mun, respectively, based on their ownership of Winvest Group Limited (collectively, the “Purchaser”). As a result, the Purchaser became an approximately 90% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholders. The consideration paid for the Shares was $700,000. The source of the cash consideration for the Shares was the personal funds of the Purchaser. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or the Seller.

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

Mr. Ng Chian Yin, age 30, MD of the Board of Directors, with ten years of experience in running a company’s core business, where he expanded his strategy skill with “New Thinking, New Creativity, and New Generation” to meet the new era of emerging financial technology in his career path. He has been the Marketing Director of his own company, Philocity Holdings Sdn Bhd since August 2019. He was the Senior Sales & Technology Manager at Milletique Technology Sdn Bhd from July 2018 to July 2019.

Mr. Jeffrey Wong Kah Mun, age 41, CEO of the Board of Directors, has over 18 years of exposure in the fields of health, beauty, wellness products, online and education. He previously worked as Chief Operating Officer at Linton University and three affiliated Institutes, Pertama Institute of Technology (ITP), Jati Institute, and International Institute of Science Mantin from 2017 to 2020, where he oversaw, developed and expanded the built of Environment, Information Technology, Business & Accounting, and Applied & Visual Arts.

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

Ms. Boo Shi Huey, age 31, Treasurer of the Company. She worked at Philocity Holdings Sdn Bhd, as a Sr. Account Executive from February 2020 to the present. She worked as an Account Executive at Syarikat Elektrik Siang Sdn Bhd from October to December 2019. She previously worked as a Finance Executive cum Admin at Mega7 Holding Sdn Bhd from January 2019 to July 2019. She has extensive account experience and can work at different perspectives and adjust workflow as change arises.

On September 14, 2021, The Board of Directors of Winvest Group Ltd (the “Company”) voted to change the Company’s fiscal year-end from May 31st to December 31st to align it with its intended acquisition target. The Board of Directors of the Company approved this change on September 14, 2021.

On December 17, 2021, Winvest Group Ltd (the “Company”), amended its articles of incorporation to change its name to Winvest Group Limited (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

Also on December 17, 2021, the Company amended its articles of incorporation to reverse split its common stock at a rate of 1 for 250 (the “Reverse”).

On December 29, 2021, FINRA declared the Name Change and the Reverse effective. Also on December 29, 2021, the Company was informed by FINRA that the Company’s ticker symbol would be changed to WNLV in twenty business days. The symbol change occurred on January 27, 2022

Competition and Market Conditions

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

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Financial Condition

We currently have no operations, and investors, therefore, have no basis on which to evaluate the Company’s future prospects.

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

Businesses, including development-stage companies such as ours and/or any operating business or businesses we may acquire, often grow rapidly and tend to have difficulty managing their growth. If we can acquire an operating business, we will likely need to expand our management team and other key personnel by recruiting and employing experienced executives and key employees and/or consultants capable of providing the necessary support.

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

We may require additional capital to acquire a business. We may not be able to obtain additional capital when required. Future business development activities, as well as administrative expenses such as salaries, insurance, general overhead, legal and compliance expenses, and accounting expenses, will require a substantial amount of additional capital. The terms of securities we issue in future capital raising transactions may be more favorable to new investors and may include liquidation preferences, superior voting rights, or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our shareholders. Additionally, any debt securities we issue would likely create a liquidation preference superior to that of our current investors and, if convertible into shares of Common Stock, would also pose the risk of dilution.

We may be unable to obtain the necessary financing if and when required.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both in general and in the particular industry or industries in which we may choose to operate), our limited operating history, and current lack of operations, the national and global economies, and the condition of the market for microcap securities. Further, economic downturns such as the current global depression caused by the COVID-19 pandemic may increase our requirements for capital, particularly if such economic downturn persists for an extended period of time or after we have acquired an operating entity, and may limit or hinder our ability to obtain the funding we require. If the amount of capital we are able to raise from financing activities, together with any revenues we may generate from future operations, is not sufficient to satisfy our capital needs, we may be required to discontinue our development or implementation of a business plan, cancel our search for business opportunities, cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms. If any of the foregoing should happen, our shareholders could lose some or all of their investment.

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

The COVID-19 pandemic could materially adversely affect our financial condition, future plans, and results of operations.

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

We expect to face intense competition in our search for a revenue-producing business to combine with or acquire. Given the current economic climate, venture capital firms, larger companies, blank check companies such as special purpose acquisition companies and other investors are purchasing operating entities or the assets thereof in high volumes and at relatively discounted prices. These parties may have greater capital or human resources than we do and/or more experience in a particular industry within which we choose to search. Most of these competitors have a certain amount of liquid cash available to take advantage of favorable market conditions for prospective business purchasers such as those caused by the recent pandemic. Any delay or inability to locate, negotiate and enter into a business combination as a result of the relative illiquidity of our current asset or other disadvantages we have relative to our competitors could cause us to lose valuable business opportunities to our competitors, which would have a material adverse effect on our business.

We may expend significant time and capital on a prospective business combination that is not ultimately consummated.

The investigation of each specific target business and any subsequent negotiation and drafting of related agreements, S.E.C. disclosure, and other documents will require substantial amounts of management’s time and attention and material additional costs in connection with outsourced services from accountants, attorneys, and other professionals. We will likely expend significant time and resources searching for, conducting due diligence on, and negotiating transaction terms in connection with a proposed business combination that may not ultimately come to fruition. In such an event, all of the time and capital resources expended by the Company in such a pursuit may be lost and unrecoverable by the Company or its shareholders. Unanticipated issues which may be beyond our control or that of the seller of the applicable business may arise that force us to terminate discussions with a target company, such as the target’s failure or inability to provide adequate documentation to assist in our investigation, a party’s failure to obtain required waivers or consents to consummate the transaction as required by the inability to obtain the required audits, applicable laws, charter documents and agreements, the appearance of a competitive bid from another prospective purchaser, or the seller’s inability to maintain its operations for a sufficient time to allow the transaction to close. Such risks are inherent in any search for a new business and investors should be aware of them before investing in an enterprise such as ours.

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

Federal and state tax consequences will, in all likelihood, be a significant factor in considering any business combination that we may undertake. Under current federal law, such transactions may be subject to significant taxation to the buyer and its shareholders under applicable federal and state tax laws. While we intend to structure any business combination so as to minimize the federal and state tax consequences to the extent practicable in accordance with our business objectives, there can be no assurance that any business combination we undertake will meet the statutory or regulatory requirements of a tax-free reorganization or similarly favorable treatment or that the parties to such a transaction will obtain the tax treatment intended or expected upon a transfer of equity interests or assets. A non-qualifying reorganization, combination or similar transaction could result in the imposition of significant taxation, both at the federal and state levels, which may have an adverse effect on both parties to the transaction, including our shareholders.

It is unlikely that our shareholders will be afforded any opportunity to evaluate or approve a business combination.

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, Mr. Jeffrey Wong our Chief Executive Officer and director, owns the vast majority of our outstanding Common Stock. Accordingly, our shareholders will be relying almost exclusively on the judgement of our board of directors (“Board”) and Chief Executive Officer and any persons on whom they may rely with respect to a potential business combination. In order to develop and implement our business plan, may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

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

On September 16, 2020, the SEC adopted amendments to Rule 15c2-11 under the Securities Exchange Act of 1934 (the “Exchange Act”). This Rule applies to broker-dealers who quote securities listed on over-the-counter markets such as our Common Stock. The Rule as amended prohibits broker-dealers from publishing quotations on O.T.C. markets for an issuer’s securities unless they are based on current publicly available information about the Issuer. When it becomes effective, the amended Rule will also limit the Rule’s “piggyback” exception, which allows broker-dealers to publish quotations for a security in reliance on the quotations of a broker-dealer that initially performed the information review required by the Rule, to issuers with current publicly available information or issuers that are up-to-date in their Exchange Act reports. As of this date, we are uncertain as what actual effect the Rule may have on us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal business and corporate address is 50 West Liberty Street, Suite 880 Reno, Nevada 89501

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTC market “Pink Sheets” under the symbol “WNLV”.

Holders

As of December 31, 2021, there were 195 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Pacific Stock Transfer, 6725 Via Austi Parkway #300, Las Vegas, NV 89119

Dividends

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

Going Concern

The independent registered public accounting firm auditors’ Report accompanying our December 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of
Winvest Group Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Winvest Group Ltd. (the “Company”) as of December 31, 2021, May 31, 2021 and May 31, 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, May 31, 2021 and May 31, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

March 24, 2022

WINVEST GROUP LTD.

BALANCE SHEETS

	Seven
	Months Ended	Year Ended	Year Ended
	December 31,	May 31,	May 31,
	2021	2021	2020
ASSETS
Total Assets	$-	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,961	$-	$-
Notes payable-related party	108,561	32,298	26,220
Total current liabilities	114,522	32,298	26,220
Total liabilities	114,522	32,298	26,220

Commitments and Contingencies	-	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 227,838,680, 300,000,000 and 855,000 shares issued and outstanding as of December 31, 2021, May 31, 2021 and May 31, 2020, respectively	227,839	300,000	855
Common stock, Par Value $0.001, 4,500,000,000 shares authorized, 16,513,983, 2,081,719 and 2078,299 issued and outstanding as of December 31, 2021, May 31, 2021 and May 31, 2020	16,514	2,082	2,079
Additional paid in capital	101,134,769	101,077,040	98,848,084
Accumulated Deficit	(101,493,644)	(101,411,420)	(98,877,238)
Total Stockholders’ (Deficit)	(114,522)	(32,298)	(26,220)
Total Liabilities and Stockholders’ Deficit	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.

STATEMENTS OF OPERATIONS

	Seven
	Months Ended	Year Ended	Year Ended
	December 31,	May 31,	May 31,
	2021	2021	2020
Revenue	$-	$-	$-

Operating expenses:
Administrative expenses - related party	82,224	2,534,182	26,220
Total operating expenses	82,224	2,534,182	26,220

Loss from operations	(82,224)	(2,534,182)	(26,220)

Other expenses:
Other expenses, net	-	-	-

Net loss	$(82,224)	$(2,534,182)	$(26,220)

Basic and diluted loss per common share	$(0.01)	$(1.22)	$(0.01)

Weighted average number of shares outstanding	14,432,264	2,078,817	2,078,299

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, May 31, 2019	855,000	$855	2,078,299	$2,079	$98,848,084	$(98,851,018)	$-

Net loss	-	-	-	-	-	(26,220)	(26,220)

Balance, May 31, 2020	855,000	$855	2,078,299	$2,079	$98,848,084	$(98,877,238)	$(26,220)

Conversion of common stock to preferred stock	(855,000)	(855)	3,420	3	852		-

Issuance of preferred stock in connection with the satisfaction of related party debt	300,000,000	300,000			(290,000)		10,000

Stock-based compensation					2,469,659		2,469,659

Forgiveness of related party debt in connection with the change of control					48,445		48,445

Net loss	-	-	-	-	-	(2,534,182)	(2,534,182)

Balance, May 31, 2021	300,000,000	$300,000	2,081,719	$2,082	$101,077,040	$(101,411,420)	$(32,298)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, May 31, 2021	300,000,000	$300,000	2,081,719	$2,082	$101,077,040	$(101,411,420)	$(32,298)

Conversion of preferred stock to common stock	(72,161,320)	(72,161)	14,432,264	14,432	57,729		-

Net loss	-	-	-	-	-	(82,224)	(82,224)

Balance, December 31, 2021	227,838,680	$227,839	16,513,983	$16,514	$101,134,769	$(101,493,644)	$(114,522)

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.

STATEMENTS OF CASH FLOWS

	Seven
	Months Ended	Year Ended	Year Ended
	December 31,	May 31,	May 31,
	2021	2021	2020
Cash flows used in operating activities
Net loss	$(82,224)	$(2,534,182)	$(26,220)
Changes in assets and liabilities
Accounts payable	5,961	-	-
Net cash used in operating activities	(76,263)	(2,534,182)	(26,220)

Cash flows provided (used) in investing activities
Net cash provided (used) in investing activities	-	-	-

Cash flows provided used by financing activities
Proceeds from related party loans	76,263	2,534,182	26,220
Net cash provided used by financing activities	76,263	2,534,182	26,220

Net increase (decrease) in cash	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.

NOTES TO FINANCIALS STATEMENTS FOR THE

PERIOD ENDED DECEMBER 31, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Winvest Group Ltd, “the Company” (formerly Diversified Energy & Fuel, Inc. until August 15, 2012) was incorporated in the State of Nevada on June 3, 2009. Winvest Group Ltd began formal operations on June 3, 2009, with the principle purpose of developing, marketing, and selling software products through the Internet, and to provide web based services for individuals and small business. During 2010, this business was discontinued and management focused on developing a biodegradable plastic opportunity.

The Company began trading as Riverdale Capital, Ltd. under the symbol “RICP” on June 3, 2009. Effective April 30, 2012 the Company changed its name to Diversified Energy & Fuel International, Inc and changed its name to Winvest Group Ltd on August 15, 2012.

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

On September 14, 2021 The Board of Directors of Winvest Group Ltd (the “Company”) voted to change the Company’s fiscal year end from May 31 st to December 31st in order to align it with its intended acquisition target. The Board of Directors of the Company approved this change on September 14, 2021.

On December 17, 2021, Winvest Group Ltd (the “Company”), amended its articles of incorporation change its name to Winvest Group Limited (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

Also on December 17, 2021, the Company amended its articles of incorporation to reverse split its common stock at a rate of 1 for 250 (the “Reverse”).

On December 29, 2021, FINRA declared the Name Change and the Reverse effective. Also on December 29, 2021, the Company was informed by FINRA that the Company’s ticker symbol would be changed to WNLV in twenty business days. The Company’s stock symbol changed to WNLV on January 27, 2022.

On September 14, 2021 the Board of Directors of the Company approved a change to its fiscal year end from May 31 to December 31. The change in fiscal year became effective for the Company’s 2021 fiscal year, which began June 1, 2021 and ended December 31, 2021. Accordingly, the Company is filing this transition report on Form 10-KT for the seven-month period from June 1, 2021 through December 31, 2021.

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

Reverse Split

On January 27, 2022 the company effected a 1 for 250 reverse stock split of its common stock. This split has been retroactively applied to all periods presented. All reference to common stock in this Form 10-KT reflects this reverse split unless specifically stated otherwise.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2021, the Company had no cash and an accumulated deficit of $101,493,644.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less cash equivalents. As of December 31, 2021 and May 31, 2021 the Company had no cash on hand.

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“A.S.C.”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the years ended December 31, 2021 and May 31, 2021, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 4,500,000,000 shares of $0.001 par value, common stock. As of December 31, 2021 and May 31, 2021, there were 16,513,983 and 2,081,719 shares of Common Stock issued and outstanding.

Preferred Stock

As of December 31, 2021 the Company has authorized 300,000,000 shares of Preferred Series A Stock. As of December 31, 2021 and May 31, 2021 there were 227,838,680 and 300,000,000 Preferred Series A shares issued and outstanding, respectively. Each share of preferred stock is convertible to 50 shares of common stock. These 300,000,000 preferred shares were original issued to Custodian Ventures for services performed and resulted in a stock based compensation charge to operations of $2,469,659. These preferred shares were then subsequently sold to Winvest Group-see NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS to the financial statements. Prior to the Company’s reverse split and during the year ended December 31, 2021, the holders of Preferred Stock converted 72,161,320 preferred shares into 3,608,066,021 pre-split common shares. After the 1 for 250 reverse split, the post- split shares amounted to 14,432,264 common shares.

NOTE 4 – RELATED PARTY NOTES PAYABLE

The Company’s financing subsequent to the change of control on March 31, 2021 has come from the Winvest Group Cayman, an affiliate with the same name as the Company, and based in the Cayman Islands. As of December 31, 2021 the amount due to the Winvest Group Cayman was $108,561 which is being treated as an interest free demand loan.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management evaluation it was determined that disclosure controls and procedures were not effective as of December 31, 2021

Management’s Report on Internal Control over Financial Reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Ng Chian Yin, age 30, MD of the Board of Directors, with ten years of experience in running a company’s core business, where he expanded his strategy skill with “New Thinking, New Creativity, and New Generation” to meet the new era of emerging financial technology in his career path. He has been the Marketing Director of his own company, Philocity Holdings Sdn Bhd since August 2019. He was the Senior Sales & Technology Manager at Milletique Technology Sdn Bhd from July 2018 to July 2019.

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

Audit Committee

We do not have any committees of the Board.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended December 31, 2021 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2021 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2021, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 16,513,563 shares outstanding.

Name of Beneficial Owner	Number of Common Shares Owned	Percent of Class
Officers and Directors

Jeffrey Wong Kah Mun (1) 50 West Liberty Street, Suite 880 Reno, Nevada 89501	14,432,265	87.4%

Ng Chian Yin (1) 50 West Liberty Street, Suite 880 Reno, Nevada 89501	0	0%

Wan Nyuk Ming (1) 50 West Liberty Street, Suite 880 Reno, Nevada 89501	0	0%

Tham Yee Wen 50 West Liberty Street, Suite 880 Reno, Nevada 89501	0	0%

Boo Shi Huey 50 West Liberty Street, Suite 880 Reno, Nevada 89501	0	0%

All officers and directors as a group (5 people)	0	0%

(1)	These officers and directors collectively hold 227,838,680 Series A Preferred Stock. Each share of this preferred stock convertible to common stock on 50 to 1 basis, which if converted to common stock would give these individuals 99.98% ownership and voting control of the Company

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (furnished herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINVEST GROUP LTD.

Dated: March 24, 2022	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun
Chief Executive Officer (Principal Executive Officer)