Form 10-Q
period 2022-03-31
Winvest Group Ltd
filed 2022-05-23
CIK 1558740

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-56204

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of May 23, 2022 there were 17,411,217 common shares were outstanding.

WINVEST GROUP LTD.

i

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WINVEST GROUP LTD.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$23,225	$5,961
Notes payable-related party	241,314	108,561
Total current liabilities	264,539	114,522
Total liabilities	264,539	114,522

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 227,838,680, shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	227,839	227,839
Common stock, Par Value $0.001, 4,500,000,000 shares authorized, 16,511,217 and 16,510,563 issued and outstanding as of March 31, 2022, and December 31, 2021	16,511	16,511
Additional paid in capital	101,134,771	101,134,772
Accumulated Deficit	(101,643,661)	(101,493,644)
Total Stockholders’ (Deficit)	(264,539)	(114,522)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Revenue	$-	$-

Operating expenses:
Administrative expenses	150,017	7,577
Total operating expenses	150,017	7,577

Loss from operations	(150,017)	(7,577)

Other expenses:
Other expenses, net	-	-

Net loss	$(150,017)	$(7,577)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	16,511,217	2,077,944

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2020	300,000,000	$300,000	2,081,364	$2,081	$101,028,596	$(101,371,545)	$(40,868)

Net loss		-		-	-	(7,577)	(7,577)

Balance, March 31, 2021	300,000,000	$300,000	2,081,364	$2,081	$101,028,596	$(101,379,122)	$(48,445)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2021	227,838,680	$227,839	16,510,563	$16,511	$101,134,772	$(101,493,644)	$(114,522)

Reverse split rounding adjustment			654		(1)

Net loss		-				(150,017)	(150,017)

Balance, March 31, 2022	227,838,680	$227,839	16,511,217	$16,511	$101,134,771	$(101,643,661)	$(264,539)

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Cash flows used in operating activities
Net loss	$(150,017)	$(7,577)
Changes in assets and liabilities
Accounts payable	17,264
Net cash used in operating activities	(132,753)	(7,577)

Cash flows provided (used) in investing activities
Net cash provided (used) in investing activities	-	-

Cash flows provided used by financing activities
Proceeds from related party loans	132,753	7,577
Net cash provided used by financing activities	132,753	7,577

Net increase (decrease) in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Winvest Group Ltd, “the Company” (formerly known as Zyrox Mining International Inc. until December 2021) was incorporated in the State of Nevada on June 3, 2009. Winvest Group Ltd began formal operations on June 3, 2009, with the principle purpose of developing, marketing, and selling software products through the Internet, and to provide web based services for individuals and small business. During 2010, this business was discontinued and management focused on developing a biodegradable plastic opportunity.

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

On December 17, 2021 Zyrox Mining International, Inc. amended its articles of incorporation change its name to Winvest Group Limited (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

Also on December 17, 2021, the Company amended its articles of incorporation to reverse split its common stock at a rate of 1 for 250 (the “Reverse”).

On December 29, 2021, FINRA declared the Name Change and the Reverse effective. Also on December 29, 2021, the Company was informed by FINRA that the Company’s ticker symbol would be changed to WNLV in twenty business days. The symbol change occurred on January 27, 2022

On May 16, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with The Catalyst Group Entertainment, LLC (“TCG”), a California limited liability company, Joseph Lanius (“Lanius”), Nicholas Burnett (“Burnett”), and Khiow Hui Lim (“Khiow,” “Burnett” and together with Lanius, the “TCG Shareholders”), the sole officers, directors, and shareholders of TCG, IQI Media Inc. (“IQI”), a California corporation, solely 100% women-owned company, Khiow, Lanius, Charlene Logan Kelly (“Kelly”), Burnett, Connie Tsai (“Tsai”), and Amy Morton (“Morton”), as the officers, directors and shareholders of IQI (the “IQI Shareholders”). Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of TCG and IQI was exchanged for 900,000 shares of common stock of the Company at the Closing issued to the TCG Shareholders and the IQI Shareholders. The transaction has been accounted for as a recapitalization of the Company, whereby WNLV is the accounting acquirer.

Immediately after completion of such share exchange, the Company had a total of 17,411,217 issued and outstanding shares, with authorized share capital for common share of 4,500,000,000.

Consequently, the Company has ceased to fall under the definition of shell company as define in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”) and TCG and IQI are now wholly owned subsidiaries.

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

Reverse Split

On January 27, 2022 the company effected a 1 for 250 reverse stock split of its common stock. This split has been retroactively applied to all periods presented. All reference to common stock in this Form 10-Q reflects this reverse split unless specifically stated otherwise.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since its inception. As of March 31, 2022, the Company had a working capital deficit of $264,539 and negative shareholders’ equity of $264,539.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of March 31, 2022, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2022, and December 31 2021, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – EQUITY

Common Stock

As of March 31, 2022, the Company had 4,500,000,000 authorized shares of Common Stock with a par value of $0.001. As of March 31, 2022, and December 31, 2021 there were 16,511,217 and 16,510,563 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

As of March 31, 2022 the Company has authorized 300,000,000 shares of Preferred Series A Stock. As of March 31, 2022 and December 31, 2021 there were 227,838,680 and 227,838,680 Preferred Series A shares issued and outstanding, respectively. Each share of preferred stock is convertible to 50 shares of common stock.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of March 31, 2022, and December 31, 2021.

NOTE 5 – NOTES PAYABLE-RELATED PARTY

The Company’s financing subsequent to the change of control on March 31, 2021 has come from the Winvest Group Cayman, an affiliate with the same name as the Company, and based in the Cayman Islands. As of December 31, 2021 the amount due to the Winvest Group Cayman was $241,314 which is being treated as an interest free demand loan.

NOTE 6 – SUBSEQUENT EVENTS

On May 16, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with The Catalyst Group Entertainment, LLC (“TCG”), a California limited liability company, Joseph Lanius (“Lanius”), Nicholas Burnett (“Burnett”), and Khiow Hui Lim (“Khiow,” “Burnett” and together with Lanius, the “TCG Shareholders”), the sole officers, directors, and shareholders of TCG, IQI Media Inc. (“IQI”), a California corporation, solely 100% women-owned company, Khiow, Lanius, Charlene Logan Kelly (“Kelly”), Burnett, Connie Tsai (“Tsai”), and Amy Morton (“Morton”), as the officers, directors and shareholders of IQI (the “IQI Shareholders”). Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of TCG and IQI was exchanged for 900,000 shares of common stock of the Company at the Closing issued to the TCG Shareholders and the IQI Shareholders. The transaction has been accounted for as a recapitalization of the Company, whereby WNLV is the accounting acquirer.

Immediately after completion of such share exchange, the Company had a total of 17,411,217 issued and outstanding shares, with authorized share capital for common share of 4,500,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operation

On May 16, 2022, the Company entered into a Share Exchange Agreement. See Note 1 to the Financial Statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for many years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company. As of March 31, 2022 we have concluded that our disclosure controls and procedures were not effective

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since November 2012. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of March 31, 2022, and December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2022, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from November 2012 until March 31, 2022; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended March 31, 2022 and December 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three months ended March 31, 2022, we did not issue any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Share Exchange Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1 filed with the SEC on May 16, 2022)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winvest Group Ltd.
(Registrant)

Date: May 23, 2022	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO