Form 10-Q
period 2022-06-30
Winvest Group Ltd
filed 2022-08-18
CIK 1558740

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

As of August 18, 2022 there were 17,411,217 common shares were outstanding.

WINVEST GROUP LTD.

i

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WINVEST GROUP LTD.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Cash	$27,645	$-
Accounts receivable	2,000	-
Prepaid expenses	2,637	-
Total current assets	32,282	-
Goodwill	1,010,489	-
Intangible assets	968,060	-
Total Assets	$2,010,831	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$19,666	$5,961
Accrued liabilities	12,536	-
Notes payable-related parties	359,271	108,561
Total current liabilities	391,473	114,522
Total liabilities	391,473	114,522

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 227,838,680, shares issued and outstanding as of June 30, 2022, and December 31, 2021, respectively	227,839	227,839
Common stock, Par Value $0.001, 4,500,000,000 shares authorized, 17,411,217 and 16,510,563 issued and outstanding as of June 30, 2022, and December 31, 2021	17,411	16,511
Additional paid in capital	103,113,871	101,134,772
Accumulated Deficit	(101,739,763)	(101,493,644)
Total Stockholders’ Equity (Deficit)	1,619,358	(114,522)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,010,831	$-

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue	$4,000	$-	$4,000	$-

Operating expenses:
Administrative expenses	57,949	38,176	207,966	45,753
Amortization of intangible assets	42,090	-	42,090	-
Total operating expenses	100,039	38,176	250,056	45,753
Loss from operations	(96,039)	(38,176)	(246,056)	(45,753)

Other (expense) income:
Interest expense	(192)	-	(192)
Other income	129	-	129	-
Other expenses, net	(63)	-	(63)	-

Net loss	$(96,102)	$(38,176)	$(246,119)	$(45,753)

Basic and diluted loss per common share	$(5.66)	$(0.02)	$(14.70)	$(0.02)

Weighted average number of shares outstanding	16,966	2,081,364	16,744	2,081,364

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2020	300,000,000	$300,000	2,081,364	$2,081	$101,028,596	$(101,371,545)	$(40,868)

Net loss		-		-	-	(7,577)	(7,577)

Balance, March 31, 2021	300,000,000	$300,000	2,081,364	$2,081	$101,028,596	$(101,379,122)	$(48,445)

Net loss		-		-	-	(38,176)	(38,176)

Balance, June 30, 2021-	300,000,000	$300,000	2,081,364	$2,081	$101,028,596	$(101,417,298)	$(86,621)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2021	227,838,680	$227,839	16,510,563	$16,511	$101,134,772	$(101,493,644)	$(114,522)

Reverse split rounding adjustment			654		(1)

Net loss		-		-	-	(150,017)	(150,017)

Balance, March 31, 2022	227,838,680	$227,839	16,511,217	$16,511	$101,134,771	$(101,643,661)	$(264,539)

Issuance of common stock for acquisitions			900,000	900	1,979,100		1,980,000

Net loss		-		-	-	(96,102)	(96,102)

Balance, June 30, 2022	227,838,680	$227,839	17,411,217	$17,411	$103,113,871	$(101,739,763)	$1,619,358

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2022	2021

Cash flows used in operating activities
Net loss	$(246,119)	$(45,753)
Amortization of intangible assets	42,090
Changes in assets and liabilities		-
Accounts receivable	(2,000)	-
Accounts payable	879	-
Accrued liabilities	12,535	-
Net cash used in operating activities	(192,615)	(45,753)

Cash flows provided by investing activities
Acquisition of a business, net of cash	29,800	-
Net cash provided by investing activities	29,800	-

Cash flows provided used by financing activities
Proceeds from related party loans	190,460	45,753
Net cash provided used by financing activities	190,460	45,753

Net increase (decrease) in cash	27,645	-
Cash, beginning of period	-	-
Cash, end of period	$27,645	$-

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

On March 5, 2021, as a result of a private transaction, 300,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the “Shares”) of the Company, were transferred from Custodian Ventures, LLC (the “Seller”) to Wan Nyuk Ming, Ng Chian Yin, and Jeffrey Wong Kah Mun, respectively, based on their ownership of Winvest Group Limited (collectively, the “Purchaser”). As a result, the Purchaser became an approximately 90% holder of the voting rights of the issued and outstanding share capital of the Company on a fully diluted basis of the Company, and became the controlling shareholders. The consideration paid for the Shares was $700,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or the Seller.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since its inception. As of June 30, 2022, the Company had a working capital deficit of $359,191 and an accumulated deficit of $101,739,763.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of June 30, 2022, the financial statements were not impacted due to the application of Topic 606.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2022, and December 31 2021, the Company’s cash equivalents totaled $27,645 and $-0- respectively.

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

NOTE 3 – BUSINESS ACQUISITION

On May 16, 2022, the Company entered into a share exchange agreement with The Catalyst Group Entertainment, LLC (“TCG”) and IQI Media (“IQI”) -see Note 1 to the financial statements.

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

For the acquisition of TCG and IQI, the following table summarizes the acquisition date fair value of consideration paid, identifiable assets acquired and liabilities assumed:

Consideration paid

Common stock, 900,000 shares of the Company restricted common stock valued at $2.20 per share	$1,980,000
Net liabilities assumed	40,978
Fair value of total consideration paid	$2,020,978

Net assets acquired and liabilities assumed

Cash and cash equivalents	$29,241
Other current assets	2,637
Total assets	$31,878

Accounts payable	$12,606
Due to related party	60,250
Total liabilities	$72,856
Net liabilities assumed	$40,978

The Company has allocated the fair value of the total consideration paid of $2,020,978 as follows: $1,010,489 was allocated to goodwill and $1,010,489 was allocated to intangible assets with a life of three years. The value of goodwill represents the Company’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill on June 30, 2022. The Company’s accounting for the acquisition of IQI and TCG is incomplete. Management is performing a valuation study to calculate the fair value of the acquired intangible assets, which it plans to complete within the one-year measurement period.

NOTE 4 – INTANGIBLE ASSETS

As of June 30, 2022 the balance of intangible assets was $968,060. During the six months ended June, 2022 and 2021, the Company recorded $42,090 and $-0- in amortization expense, respectively. The remaining amortization is as follows, 2022 -$168,415, 2023 -$336,830, 2024 -$336,830, 2025- $125,985.

NOTE 5 – EQUITY

Common Stock

As of June 30, 2022, the Company had 4,500,000,000 authorized shares of Common Stock with a par value of $0.001. As of June 30, 2022, and December 31, 2021 there were 17,411,217 and 16,510,563 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

As of June 30, 2022 the Company has authorized 300,000,000 shares of Preferred Series A Stock. As of June 30, 2022 and December 31, 2021 there were 227,838,680 and 227,838,680 Preferred Series A shares issued and outstanding, respectively. Each share of preferred stock is convertible to 50 shares of common stock.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of June 30, 2022, and December 31, 2021.

NOTE 7 – NOTES PAYABLE-RELATED PARTY

As of June 30, 2022 and December 31, 2021, the balance of notes payable related parties was $359,271 and $108,561, respectively.

The Company’s financing subsequent to the change of control on June 30, 2021 has come from the Winvest Group Cayman, an affiliate with the same name as the Company, and based in the Cayman Islands. As of June 30, 2022 the balance of notes payable was comprised of $299,021 due to the Winvest Cayman Group and $60,250 due to the Chief Executive Officer of IQI.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear in our Annual Report on Form 10-KT, as filed with the Securities and Exchange Commission on March 24, 2021.

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

On May 16, 2022, the Company entered into a share exchange agreement with The Catalyst Group Entertainment, LLC (“TCG”) and IQI Media (“IQI”) -see Note 1 to the financial statements.

Results of Operations for the Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021

Revenue

For the three and six months ended June 30, 2022, we recorded $4,000 in revenue from IQI production revenue compared to $-0- for the same periods in 2021. We are in the process of developing our strategic business plan going forward and, therefore, revenue may vary from period to period.

Operating expenses

Operating expenses for the three and six months ended June 30, 2022 were $100,039 and $250,056 compared to $38,176 and $45,753 for the three and six months ended June 30, 2021 respectively. The significant increase in operating expenses in the three months and six months ended June 30, 2022 compared to the same period in 2021 is due to the expenses associated with becoming an operating company, the acquisition of TCG and IQI and due to amortization of intangible assets of $42,090.

Liquidity and Capital Resources

We had $27,645 in cash on hand as of June 30, 2022.

Net cash used in operating activities was $192,615 for the six months ended June 30, 2022, compared to $45,753 for the six months ended June 30, 2021. The material increase in cash used in operating activities during the six months ended June 30, 2022 was primarily due to an increase of approximately 159,000, net of non-cash amortization in operating losses in the six months ended 2022.

Net cash provided by investing activities during the six months ended June 30, 2022 was $29,800 compared to $-0- for the six months ended June 30, 2021. The investing activity in 2022 related to the acquisition of a business, net of cash.

Net cash provided by financing activities was $190,460 for the six months ended June 30, 2022, compared to $45,753 for the six months ended June 30, 2021. The material increase during the 2022 period was due to an increase in proceeds from related party loans.

Financial Impact of COVID-19

The COVID-19 pandemic has affected how we are operating our business, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal, state and foreign governments have implemented measures to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, and closure of non-essential businesses. To protect the health and well-being of our employees, partners, and third-party service providers, we have implemented work-from-home requirements, made substantial modifications to employee travel policies, and cancelled or shifted marketing and other corporate events to virtual-only formats for the near future. While we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, such precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, any of which could harm our business and results of operations.

In addition, the COVID-19 pandemic has disrupted the operations of our current enterprise customers, as well as many potential enterprise customers, and may continue to disrupt their operations, for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets, or other harm to their businesses and financial results, resulting in delayed purchasing decisions, extended payment terms, and postponed or cancelled projects, all of which could negatively impact our business and results of operations, including our revenue and cash flows.

Beginning in March 2020, the U.S. and global economies have reacted negatively in response to worldwide concerns due to the economic impacts of the COVID-19 pandemic. These factors also may adversely impact enterprise and government spending on technology as well as such customers’ ability to pay for our products and services on an ongoing basis. For example, some businesses in industries particularly impacted by the COVID-19 pandemic, such as travel, hospitality, retail, and oil and gas, have significantly cut or eliminated capital expenditures. A prolonged economic downturn could adversely affect technology spending, demand for our offerings, which could have a negative impact on our financial condition, results of operations and cash flows. Any resulting instability in the financial markets could also adversely affect the value of our common stock, our ability to refinance our indebtedness, and our access to capital.

The ultimate duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time, such as the severity and transmission rate of the disease, the actions of governments, businesses, and individuals in response to the pandemic, the extent and effectiveness of containment actions, the impact on economic activity and the impact of these and other factors on our employees, partners, and third-party service providers. These uncertainties may increase variability in our future results of operations and adversely impact our ability to accurately forecast changes in our business performance and financial condition in future periods. If we are not able to respond to and manage the impact of such events effectively or if global economic conditions do not improve, or deteriorate further, our business, financial condition, results of operations, and cash flows could be adversely affected.

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

New Accounting Pronouncements

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for many years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company. As of June 30, 2022 we have concluded that our disclosure controls and procedures were not effective

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since November 2012. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of June 30, 2022, and December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2022, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from November 2012 until June 30, 2022; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended June 30, 2022 and December 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the six months ended June 30, 2022, we did not issue any of our equity securities.

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

Winvest Group Ltd.
(Registrant)

August 18, 2022	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO