Form 10-Q/A
period 2022-06-30
Winvest Group Ltd
filed 2022-11-14
CIK 1558740

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

As of November 14, 2022 there were 17,411,217 common shares were outstanding.

Explanatory Note

References throughout this Amendment No. 1 to Form 10Q/A to “we,” “us,” “our” or the “Company” are to Winvest Group Ltd.. unless otherwise indicates.

On May 16, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with The Catalyst Group Entertainment, LLC (“TCG”), a California limited liability company, and with IQI Media Inc. (“IQI”), a California corporation. The transaction was accounted for as a recapitalization of the Company, whereby WNLV is the accounting acquirer. On the date of the acquisition TCG’s opening balance sheet did not reflect an accrued liability of $14,310 that should have have been recorded. As a result the company’s calculation of goodwill did not reflect this additional liability.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on August 18, 2022 (the “Original Filing”).

We are filing this Amendment No. 1 to restate our financial statements as of June 30, 2022 that were previously reported on the Original Filing. The following items have been amended to reflect the restatements:

Part I	Item 1. Consolidated Financial Statements (Unaudited) and Footnotes

In addition, the Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1 and 32.1).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

WINVEST GROUP LTD.

i

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WINVEST GROUP LTD.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
	(restated)
ASSETS
Cash	$27,645	$-
Accounts receivable	2,000	-
Prepaid expenses	2,637	-
Total current assets	32,282	-
Goodwill	1,024,799	-
Intangible assets	968,060	-
Total Assets	$2,025,141	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	19,666	$5,961
Accrued liabilities	26,846	-
Notes payable-related parties	359,271	108,561
Total current liabilities	405,783	114,522
Total liabilities	405,783	114,522

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 227,838,680, shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	227,839	227,839
Common stock, Par Value $0.001, 4,500,000,000 shares authorized, 17,411,217 and 16,510,563 issued and outstanding as of March 31, 2022, and December 31, 2021	17,411	16,511
Additional paid in capital	103,113,871	101,134,772
Accumulated Deficit	(101,739,763)	(101,493,644)
Total Stockholders’ (Deficit)	1,619,358	(114,522)
Total Liabilities and Stockholders’ Deficit	2,025,141	$-

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2022	2021
Revenue	$4,000	$-

Operating expenses:
Administrative expenses	57,949	38,176
Amortization of intangible assets	42,090	-
Total operating expenses	100,039	38,176
Loss from operations	(96,039)	(38,176)

Other (expense) income:
Interest expense	(192)	-
Other income	129	-
Other expenses, net	(63)	-

Net loss	$(96,102)	$(38,176)

Basic and diluted loss per common share	$(5.66)	$(0.02)

Weighted average number of shares outstanding	16,966	2,081,364

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2020	300,000,000	$300,000	2,081,364	$2,081	$101,028,596	$(101,371,545)	$(40,868)

Net loss		-		-	-	(7,577)	(7,577)

Balance, March 31, 2021	300,000,000	$300,000	2,081,364	$2,081	$101,028,596	$(101,379,122)	$(48,445)

Net loss		-		-	-	(38,176)	(38,176)

Balance, June 30, 2021	300,000,000	$300,000	2,081,364	$2,081	$101,028,596	$(101,417,298)	$(86,621)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2021	227,838,680	$227,839	16,510,563	$16,511	$101,134,772	$(101,493,644)	$(114,522)

Reverse split rounding adjustment		-	654		(1)

Net loss						(150,017)	(150,017)

Balance, March 31, 2022	227,838,680	$227,839	16,511,217	$16,511	$101,134,771	$(101,643,661)	$(264,539)

Issuance of common stock for acquisitions		-	900,000	900	1,979,100		1,980,000

Net loss						(96,102)	(96,102)

Balance, June 30, 2022	227,838,680	$227,839	17,411,217	$17,411	$103,113,871	$(101,739,763)	$1,619,358

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2021
Cash flows used in operating activities
Net loss	$(246,119)	$(45,753)
Amortization of intangible assets	42,090
Changes in assets and liabilities		-
Accounts receivable	(2,000)	-
Accounts payable	879	-
Accrued liabilities	12,535	-
Net cash used in operating activities	(192,615)	(45,753)

Cash flows provided (used) in investing activities
Acquisition of a business, net of cash	29,800	-
Net cash provided (used) in investing activities	29,800	-

Cash flows provided used by financing activities
Proceeds from related party loans	190,460	45,753
Net cash provided used by financing activities	190,460	45,753

Net increase (decrease) in cash	27,645	-
Cash, beginning of period	-	-
Cash, end of period	$27,645	$-

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

For the acquisition of TCG and IQI, the following table summarizes the acquisition date fair value of consideration paid, identifiable assets acquired and liabilities assumed:

Consideration paid

Common stock, 900,000 shares of the Company restricted common stock valued at $2.20 per share	$1,980,000
Net liabilities assumed	55,288
Fair value of total consideration paid	$2,035,288

Net assets acquired and liabilities assumed

Cash and cash equivalents	$29,241
Other current assets	2,637
Total assets	$31,878

Accounts payable and accrued liabilities	$26,916
Due to related party	60,250
Total liabilities	$87,166
Net liabilities assumed	$55,288

The Company has allocated the fair value of the total consideration paid of $2,035,288 as follows: $1,024,799 was allocated to goodwill and $1,010,489 was allocated to intangible assets with a life of three years. The value of goodwill represents the Company’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill on June 30, 2022. The Company’s accounting for the acquisition of IQI and TCG is incomplete. Management is performing a valuation study to calculate the fair value of the acquired intangible assets, which it plans to complete within the one-year measurement period.

NOTE 4 – INTANGIBLE ASSETS

As of June 30, 2022 the balance of intangible assets was $968,060. During the six months ended June, 2022 and 2021, the Company recorded $42,090 and $-0- in amortization expense, respectively. The remaining amortization is as follows, 2022 -$168,415, 2023 -$336,830, 2024 -$336,830, 2025- $125,985.

NOTE 5 – RESTATEMENT

The following presents a reconciliation of the Company’s Balance Sheet from the prior period as previously reported to the restated amounts. The Company’s Statements of Operations and Statements of Cash Flows were not impacted by the restatement:

WINVEST GROUP LTD.
BALANCE SHEETS
(Unaudited)

	June 30, 2022
	As Reported	Restatement Adjustments	As Restated
ASSETS
Cash	$27,645		$27,645
Accounts receivable	2,000		2,000
Prepaid expenses	2,637		2,637
Total current assets	32,282		32,282
Goodwill	1,010,489	14,310	1,024,799
Intangible assets	968,060		968,060
Total Assets	$2,010,831	$14,310	2,025,141

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$19,666		$19,666
Accrued liabilities	12,536	14,310	26,846
Notes payable-related parties	359,271		359,271
Total current liabilities	391,473	14,310	405,783
Total liabilities	391,473	14,310	405,783

Commitments and Contingencies	-		-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 227,838,680, shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	227,839		227,839
Common stock, Par Value $0.001, 4,500,000,000 shares authorized, 17,411,217 and 16,510,563 issued and outstanding as of March 31, 2022, and December 31, 2021	17,411		17,411
Additional paid in capital	103,113,871		103,113,871
Accumulated Deficit	(101,739,763)		(101,739,763)
Total Stockholders’ (Deficit)	1,619,358	-	1,619,358
Total Liabilities and Stockholders’ Deficit	$2,010,831	$14,310	$2,025,141

NOTE 6 – EQUITY

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of June 30, 2022, and December 31, 2021.

NOTE 8 – NOTES PAYABLE-RELATED PARTY

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

Winvest Group Ltd.
(Registrant)

November 14, 2022	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO