Form 10-Q
period 2022-09-30
Winvest Group Ltd
filed 2022-11-14
CIK 1558740

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

WINVEST GROUP LTD.

i

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WINVEST GROUP LTD.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Cash	$13,502	$-
Prepaid expenses	2,637	-
Total current assets	16,139	-
Goodwill	1,024,799	-
Intangible assets	883,843	-
Total Assets	$1,924,782	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	19,835	$5,961
Accrued liabilities	12,355	-
Notes payable-related parties	421,236	108,561
Total current liabilities	453,427	114,522
Total liabilities	453,427	114,522

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 227,838,680, shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	227,839	227,839
Common stock, Par Value $0.001, 4,500,000,000 shares authorized, 17,411,217 and 16,510,563 issued and outstanding as of September 30, 2022, and December 31, 2021	17,411	16,511
Additional paid in capital	103,113,871	101,134,772
Accumulated Deficit	(101,887,766)	(101,493,644)
Total Stockholders’ (Deficit)	1,471,355	(114,522)
Total Liabilities and Stockholders’ Deficit	1,924,782	$-

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenue	$4,350	$-	$8,350	$-
Cost of sales	477	-	477	-
Gross margin	3,873	-	7,873	-

Operating expenses:
Administrative expenses	67,054	52,306	275,020	98,059
Amortization of intangible assets	84,217	-	126,307	-
Total operating expenses	151,270	52,306	401,327	98,059
Loss from operations	(147,397)	(52,306)	(393,454)	(98,059)

Other (expense) income:
Interest expense	(606)	-	(797)	-
Other income	-	-	129	-
Other expenses, net	(606)	-	(669)	-

Net loss	$(148,003)	$(52,306)	$(394,122)	$(98,059)

Basic and diluted loss per common share	$(8.72)	$(0.00)	$(23.23)	$(0.00)

Weighted average number of shares outstanding	16,966	519,704,166	16,966	519,704,166

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2020	300,000,000	$300,000	2,081,364	$2,081	$101,028,596	$(101,371,545)	$(40,868)

Net loss		-		-	-	(7,577)	(7,577)

Balance, March 31, 2021	300,000,000	$300,000	2,081,364	$2,081	$101,028,596	$(101,379,122)	$(48,445)

Net loss		-		-	-	(38,176)	(38,176)

Balance, June 30, 2021	300,000,000	$300,000	2,081,364	$2,081	$101,028,596	$(101,417,298)	$(86,621)

Net loss		-		-	-	(52,306)	(52,306)

Balance, September 30, 2021	300,000,000	$300,000	2,081,364	$2,081	$101,028,596	$(101,469,604)	$(138,927)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2021	227,838,680	$227,839	16,510,563	$16,511	$101,134,772	$(101,493,644)	$(114,522)

Reverse split rounding adjustment		-	654	-	(1)

Net loss						(150,017)	(150,017)

Balance, March 31, 2022	227,838,680	$227,839	16,511,217	$16,511	$101,134,771	$(101,643,661)	$(264,539)

Issuance of common stock for acquistions		-	900,000	900	1,979,100		1,980,000

Net loss						(96,102)	(96,102)

Balance, June 30, 2022	227,838,680	$227,839	17,411,217	$17,411	$103,113,871	$(101,739,763)	$1,619,358

Net loss		-		-	-	(148,003)	(148,003)

Balance, September 30, 2022	227,838,680	$227,839	17,411,217	$17,411	$103,113,871	$(101,887,766)	$1,471,355

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash flows used in operating activities
Net loss	$(394,122)	$(98,059)
Amortization of intangible assets	126,307
Changes in assets and liabilities
Accounts receivable		-
Accounts payable	1,048
Accrued liabilities	12,355
Net cash used in operating activities	(254,412)	(98,059)

Cash flows provided (used) in investing activities
Acquistion of a business, net of cash	15,490	-
Net cash provided (used) in investing activities	15,490	-

Cash flows provided used by financing activities
Proceeds from related party loans	252,425	98,059
Net cash provided used by financing activities	252,425	98,059

Net increase (decrease) in cash	13,502	-
Cash, beginning of period	-	-
Cash, end of period	$13,502	$-

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

The Company’s accounting year-end is December 31.

David Lazar, the principal of Custodian Ventures, LLC conducted due diligence on the Company and determined that the Company would be a potential Custodianship candidate, based upon previous management appearing to have abandoned the Company approximately eleven years ago. Mr. Lazar then chose to buy shares of the Company on the open market and start a Custodianship proceeding.

On December 27, 2019 Custodian Ventures, LLC was appointed as the custodian of the Company by the Eighth Judicial Court of Nevada pursuant to Case No. A-19-805642-B.

On March 5, 2021, as a result of a private transaction, 300,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the “Shares”) of the Company, were transferred from Custodian Ventures, LLC (the “Seller”) to Wan Nyuk Ming, Ng Chian Yin, and Jeffrey Wong Kah Mun, respectively, based on their ownership of Winvest Group Limited (collectively, the “Purchaser”). As a result, the Purchaser became an approximately 90% holder of the voting rights of the issued and outstanding share capital of the Company on a fully diluted basis of the Company and became the controlling shareholders. The consideration paid for the Shares was $700,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or the Seller.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year-End

On September 14, 2021, the Company’s Board of Directors approved the change in the Company’s fiscal year end from May 31 to December 31.

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

Reverse Split

On January 27, 2022, the company effected a 1 for 250 reverse stock split of its common stock. This split has been retroactively applied to all periods presented. All reference to common stock in this Form 10-Q reflects this reverse split unless specifically stated otherwise.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since its inception. As of September 30, 2022, the Company had a working capital deficit of $437,287 and an accumulated deficit of $101,887,766. Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by Winvest Group Ltd. who is extending interest-free demand loans to the Company. The Company will be required to continue to rely on Winvest Group Ltd. until its operations become profitable.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of September 30, 2022, the financial statements were not impacted due to the application of Topic 606.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2022, and December 31 2021, the Company’s cash equivalents totaled $13,502 and $-0- respectively.

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

For the acquisition of TCG and IQI, the following table summarizes the acquisition date fair value of consideration paid, identifiable assets acquired and liabilities assumed:

Consideration paid

Common stock, 900,000 shares of the Company restricted common stock valued at $2.20 per share	$1,980,000
Net liabilities assumed	55,288
Fair value of total consideration paid	$2,035,288

Net assets acquired and liabilities assumed

Cash and cash equivalents	$29,241
Other current assets	2,637
Total assets	$31,878

Accounts payable	$26,916
Due to related party	60,250
Total liabilities	$87,166
Net liabilities assumed	$55,288

The Company has allocated the fair value of the total consideration paid of $2,035,288 as follows: $1,024,799 was allocated to goodwill and $1,010,489 was allocated to intangible assets with a life of three years. The value of goodwill represents the Company’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill on September 30, 2022. The Company’s accounting for the acquisition of IQI and TCG is incomplete. Management is performing a valuation study to calculate the fair value of the acquired intangible assets, which it plans to complete within the one-year measurement period.

NOTE 4 – INTANGIBLE ASSETS

As of September 30, 2022, the balance of intangible assets was $883,843. During the nine months ended September 30, 2022, and 2021, the Company recorded $126,307 and $-0- in amortization expense, respectively. The remaining amortization is as follows, 2022 -$84,198, 2023 -$336,830, 2024 -$336,830, 2025- $125,985.

NOTE 5 – EQUITY

Common Stock

As of September 30, 2022, the Company had 4,500,000,000 authorized shares of Common Stock with a par value of $0.001. As of September 30, 2022, and December 31, 2021, there were 17,411,217 and 16,510,563 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

As of September 30, 2022, the Company has authorized 300,000,000 shares of Preferred Series A Stock. As of September 30, 2022, and December 31, 2021, there were 227,838,680 and 227,838,680 Preferred Series A shares issued and outstanding, respectively. Each share of preferred stock is convertible to 50 shares of common stock.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of September 30, 2022, and December 31, 2021.

NOTE 7 – NOTES PAYABLE-RELATED PARTY

As of September 30, 2022, and December 31, 2021, the balance of notes payable related parties was $421,236 and $108,561, respectively.

The Company’s financing subsequent to the change of control on June 30, 2021 has come from the Winvest Group Cayman, an affiliate with the same name as the Company, and based in the Cayman Islands. As of September 30, 2022, the balance of notes payable was comprised of $360,986 due to the Winvest Cayman Group and $60,250 due to the Chief Executive Officer of IQI.

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

Results of Operations for the Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021

Revenue

For the three and nine months ended September 30, 2022, we recorded $4,350 and $8,350 respectively in revenue from IQI production revenue compared to $-0- for the same periods in 2021. We are in the process of developing our strategic business plan going forward and, therefore, revenue may vary from period to period.

Operating expenses

Operating expenses for the three and nine months ended September 30, 2022, were $151,270 and $401,327 compared to $52,306 and $98,059 for the three and nine months ended September 30, 2021, respectively. The significant increase in operating expenses in the three months and nine months ended September 30, 2022 compared to the same period in 2021 is due to the expenses associated with becoming an operating company, the acquisition of TCG and IQI and due to amortization of intangible assets of $84,217 and $126,307 for the three and nine months, respectively.

Liquidity and Capital Resources

We had $13,502 in cash on hand as of September 30, 2022.

Net cash used in operating activities was $254,412 for the nine months ended September 30, 2022, compared to $98,059 for the nine months ended September 30, 2021. The material increase in cash used in operating activities during the nine months ended September 30, 2022 was primarily due to an increase of approximately 169,756 net of non-cash amortization in operating losses in the nine months ended 2022.

Net cash provided by investing activities during the nine months ended September 30, 2022, was $15,490 compared to $-0- for the nine months ended September 30, 2021. The investing activity in 2022 related to the acquisition of a business, net of cash.

Net cash provided by financing activities was $252,425 for the nine months ended September 30, 2022, compared to $98,059 for the nine months ended September 30, 2021. The material increase during the 2022 period was due to an increase in proceeds from related party loans.

Financial Impact of COVID-19

The COVID-19 pandemic has affected how we are operating our business, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal, state, and foreign governments have implemented measures to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, and closure of non-essential businesses. To protect the health and well-being of our employees, partners, and third-party service providers, we have implemented work-from-home requirements, made substantial modifications to employee travel policies, and cancelled or shifted marketing and other corporate events to virtual-only formats for the near future. While we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, such precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, any of which could harm our business and results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for many years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company. As of September 30, 2022 we have concluded that our disclosure controls and procedures were not effective

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since November 2012. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of September 30, 2022, and December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2022, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from November 2012 until September 30, 2022; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended September 30, 2022 and December 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the nine months ended September 30, 2022, we did not issue any of our equity securities.

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