Form 10-Q/A
period 2022-09-30
Winvest Group Ltd
filed 2022-12-13
CIK 1558740

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

As of December 13, 2022 there were 17,411,217 common shares were outstanding.

References throughout this Amendment No. 1 to Form 10Q/A to “we,” “us,” “our” or the “Company” are to Winvest Group Ltd.. unless otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2022 (the “Original Filing”).

We are filing this Amendment No. 1 to enhance disclosure on our financial statements as of September 30, 2022 that were previously reported on the Original Filing. These disclosures have no impact on the financial statements included in the Original Filing. The following items have been amended to reflect the restatements:

Part I	Item 1. Consolidated Financial Statements (Unaudited) and Footnotes

In addition, the Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1 and 32.1).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

Production – Cost of Revenue

The cost of revenue is comprised of a percentage of labor expense provided by consultants and employees to produce revenue. This percentage will vary from quarter to quarter based upon the nature of project the Company is working on. Until the Company receives additional funding, the individuals working on production are Company officers who are not being compensated for their services.

Administrative Expense

Administrative expense includes office expense, legal, accounting and other professional fees and other expenses and fess associated with being a public company.

Business Combinations

Under the acquisition method of accounting, we allocate the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. These valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. We record the excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, as goodwill.

If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our consolidated financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we record those adjustments to our consolidated financial statements.

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisition is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist primarily of customer relationships. The useful life of these customer relationships is estimated to be three years.

Goodwill is not amortized, but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess. As of September 30, 2022 the Company determined that no impairment had occurred.

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

The Company did not incur any issuance costs to issue debt or equity instruments used to effect the business combination. The value of $2.20 per common share paid for consideration was derived based on the trading price of the Company’s common stock on the date of the transaction. The Company believes that represented the fair market value of common stock at the time of issuance.

The Company has allocated the fair value of the total consideration paid of $2,035,288 as follows: $1,024,799 was allocated to goodwill and $1,010,489 was allocated to intangible assets, comprised primarily of customer relationships with a life of three years. The value of goodwill represents the Company’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill on September 30, 2022. The Company’s accounting for the acquisition of IQI and TCG is incomplete. Management plans to complete a valuation study within a one-year measurement period, to calculate the fair market value of the acquired intangible assets and common stock. This valuation will also determine the amount of goodwill which is not tax deductible since the transaction was structured as a tax purchase.

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

Preferred Stock

During 2020 the Company had 855,000 shares of Preferred Series A Stock outstanding. This Class of Preferred had a 1 for 1 conversion ratio to common stock. During 2021 this class of Series A Preferred Stock was converted to 855,000 shares of common stock prior to the reverse split. On a post-split basis of 250 to 1, this amounted to 3,420 common shares. In March 2021 the Company designated a new class of Series A Preferred Stock.

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

Winvest Group Ltd.
(Registrant)

December 13, 2022	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO