Form 10-K
period 2022-12-31
Winvest Group Ltd
filed 2023-04-14
CIK 1558740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20 ___, to ______, 20___.

Commission File Number 000-56448

Winvest Group Ltd.

(Exact Name of Registrant as Specified in its Charter)

Nevada	27-2052033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 West Liberty Street Suite 880, Reno NV	89501
(Address of Principal Executive Offices)	(Zip Code)

(775) 996-0288

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2022 ($1.62 per share), the last business day of the registrant’s most recently completed second fiscal quarter, was $3,300,000

There were 17,526,075 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 14, 2023

Documents Incorporated by Reference

None

Winvest Group Ltd

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates and projections about Winvest Group Ltd., industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this Annual Report on Form 10-K are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K and the information incorporated by reference in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

ii

PART I

ITEM 1. BUSINESS

Unless the context indicates otherwise, the “Company,” “we,” “our,” “ours” or “us” refer to Winvest Group Ltd., a Nevada corporation, and its wholly owned subsidiaries, The Catalyst Group Entertainment (“TCG”) and IQI Media, Inc (“IQI”).

Overview

Winvest Group Ltd, “the Company” (formerly known as Zyrox Mining International Inc. until December 2021) was incorporated in the State of Nevada on June 3, 2009. Winvest Group Ltd began formal operations on June 3, 2009, with the principal purpose of developing, marketing, and selling software products through the Internet, and to provide web-based services for individuals and small business. During 2010, this business was discontinued and management focused on developing a biodegradable plastic opportunity.

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

During the fourth quarter of 2022 we began generating significant revenues. We will require the funds from this offering in order to fully implement our business plan as discussed in the “Plan of Operation” section During the period from November 2012 through April 2020, the Company was dormant.

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

On September 14, 2021, The Board of Directors of Zyrox Mining International, Inc. voted to change the Company’s fiscal year end from May 31st to December 31st in order to align it with its intended acquisition target. The Board of Directors of the Company approved this change on September 14, 2021.

On December 29, 2021, FINRA declared the latest name change and a 1 for 250 reverse stock split went effective. Also on December 29, 2021, the Company was informed by FINRA that the Company’s ticker symbol would be changed to WNLV.

On May 16, 2022, Winvest Group Ltd. (“WNLV,” or the “Company”) entered into a share exchange agreement (the “Share Exchange Agreement”) with The Catalyst Group Entertainment, LLC (“TCG”), a Delaware corporation, Joseph S. Lanius (“Lanius”), Nicholas D. Burnett (“Burnett”), and Khiow Hui, Lim (“Khiow,” “Burnett,” and together with Lanius, the “TCG Shareholders”), the sole officers, directors, and shareholders of TCG, IQI Media, Inc. (“IQI”), a California corporation, Khiow, Lanius, Charlene Logan Kelly (“Kelly”), Burnett, Connie Tsai (“Tsai”), and Amy Morton (“Morton”), as the officers, directors and shareholders of IQI (the “IQI Shareholders”). Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of TCG and IQI was exchanged for 900,000 shares of common stock of the Company at the Closing issued to the TCG Shareholders and the IQI Shareholders. The transaction has been accounted for as a recapitalization of the Company, whereby WNLV is the accounting acquirer.

Immediately after completion of such share exchange, the Company had a total of 17,411,217 issued and outstanding shares, with authorized share capital for common share of 4,500,000,000.

Consequently, the Company has ceased to fall under the definition of shell company as define in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”) and TCG and IQI are now wholly owned subsidiaries

On May 25, 2022, the Board of Directors of Winvest Group Ltd. (the “Company”) appointed Khiow Hui, Lim as the Corporation’s Chief Strategic Officer and Charlene Logan Kelly as the Corporation’s Chief Intellectual Officer.

On June 13, 2022, the Board of Directors of Winvest Group Ltd. (the “Company”) appointed Khiow Hui, Lim to the Corporation’s Board of Directors.

On June 29, 2022, the Board of Directors of Winvest Group Ltd. (the “Company”) accepted the resignation of Tham Yee Wen as the Company’s Secretary. Also, on June 29, 2022, the Board of Directors of the Company appointed Khiow Hui, Lim as the Company’s Secretary.

TCG

The Catalyst Group Entertainment (hereafter called “TCG”), is a finance and production company for the media and entertainment sector located in the city of Beverly Hills, California, founded in April 2019 and headed by Joseph S. Lanius, Nick D. Burnett and Khiow Hui, Lim with over 25 years’ experience in the film industry, encompassing film finance, production and distribution.

TCG is currently operating with minimal costs and limited business activity. TCG seeks between $6,000,000 to $24,000,000 funds to invest in films.

TCG focuses on opportunities comprised of global emerging film, television and media projects.

Film ‘packages’ from studios, production companies and independent producers are continuously seeking funds from media financing companies such as The Catalyst Group Entertainment, LLC. These film packages usually are submitted with a fully developed script, director, primary cast, production schedules and a budget as well as a proposed finance plan.

TCG aims to finance projects from studios, production companies and independent producers with proven track records that consistently deliver projects on time and in accordance with approved budgets and production schedules.

While we have access to the top commercial film projects from the studios/production companies and independent producers, predominantly due to TCG’s and its principals’ track record, reputation and standing within the industry, we have no current written agreements related to this. We believe that deals will be sourced from trusted professionals working in the entertainment industry to have the film distributed by major studios, mini-major studios, distribution companies and streaming platforms.

A “trusted professional” is someone that TCG has done business with in the past and the company/individual performed as promised or a company/individual that is well established in the industry with a history of delivering and fulfilling its obligations. This includes production companies/producers who have completed films on budget and on schedule, sales agents that have pre-existing relationships with key distributors in the industry and reach the targeted numbers, as well as major talent agencies in the industry who structure motion pictures.

Structures for each form of financing

1. Pre-sale distribution. Securing minimum guarantees and license fees.

In collaboration with a reputable sales agency, skilled producers can sell distribution rights piecemeal to various domestic and foreign territories before the project actually starts production, which is known as a “pre-sale” within the industry. These are sales made to reputable and verified distributors with proven records of timely payment. The amount of the minimum guarantee/license fee is based on the strength of the script and attached (or “packaged”) elements such as director and actors. TCG will always discount the pre-sale collateral to provide a safety buffer.

2. Tax Incentive Financing and GAP/Mezzanine Contributions

In the United States, many state governments (e.g. Georgia, Louisiana, New York, etc.) have tax incentive programs for media projects that are a reliable form of collateral for financiers. The tax incentive is dependent upon the amount of qualified spend in the production location. Interest rates for tax incentive financing vary from 8-12% with a pay out from 12-18 months depending on the program. The tax incentive loan will not be provided until an industry approved third party has analyzed the budget and submitted an estimated audit. Also, the producer must provide necessary evidence the production is approved to qualify for the tax incentive.

Gap contributions is a type of mezzanine financing that is secured by unsold territories for a media project. This type of financing is recouped after the pre-sale loan. The estimated time of recoupment is normally 12-18 months. TCG will consider the performance of pre-sales and overall value of the package to determine the appropriate amount of gap financing. With certain projects, any gap financing will require a net profit share that can potentially generate exponential returns if a picture is a box office success.

Competitive position in the industry

TCG’s model sets it apart from 95% of its competitors in the industry, as it does not always require pre-sales, and gap financing can be provided under TCG’s structure as defined above. Additionally, since Joseph Lanius is a licensed attorney in California, TCG does not have to charge high legal fees unlike the competitors in the marketplace. Furthermore, TCG does not depend on one or a few major customers.

Investment Controls and Protections

TCG will always have first priority security interest over the intellectual property of the project reinforced by a UCC-1 and Copyright Mortgage. So, in essence, TCG is loaning against that asset as collateral. TCG will have the right to foreclose on the intellectual property no differently than a bank can foreclose on real estate property.

TCG is also taking into consideration sources of data from trusted professionals in the industry that range from distributors to sales agents that will provide estimated value of the film/property to ensure we are not lending against an asset that doesn’t provide adequate coverage of our loan plus any interest, costs and expenses related to the loan.

TCG’s Green Light Process

TCG has created a due diligence process to facilitate the initial assessment of each media project submission and will involve key partners to help with the evaluation process.

●	Finance plan approved by TCG with evidence 100% of the financing (less TCG’s contribution) is irrevocably secured

●	Completed script and clear chain of title.

●	Primary actors with commercial value and a quality director attached.

●	All projects more than $5m require a completion bond issued by a completion guarantor.

●	All production elements required (budget, production schedules, cashflow schedule, delivery schedule)

●	Must have sales agent approved by TCG and estimates that cover TCG’s financing contribution plus interest due.

●	Shooting locations with no less than 15% tax incentives/rebates unless adequate equity contribution or other secured collateral in place.

Corporate Governance & Reporting

TCG is committed to the highest standards of Corporate Governance and will engage ‘best in class’ professional services companies. These will include:

●	Sector specialist accountants (e.g. Shipleys and BDO) to prepare the company’s annual accounts.

●	One of the ‘big four’ firms shall provide annual auditor services. Leading corporate lawyers to assist the Head of Legal to implement rigorous and ‘best- practice’ corporate processes.

●	Quarterly bespoke investment reports will be presented to the Lender and all investors and financial partners.

●	Appropriate controls and processes will be put in place. These will be approved and signed off by TCG’s members with quarterly risk committee meetings and reporting.

We still have first priority security interest over the intellectual property of the project so in essence we are loaning against that asset as collateral. We have the right to foreclose on the property no differently than a lender can foreclose on real estate property.

We are also taking into consideration sources of data from trusted professionals in the industry that range from distributors to sales agents that will provide estimated value of the film/property to ensure we are not lending against an asset that doesn’t provide adequate coverage of our loan plus any interest, costs/expenses, etc. Currently, there are only 3 members of TCG and no employees. However, TCG’s operations do not require a large employee base and overhead. Once the company is adequately funded, TCG will seek to obtain a California Lender License, and there will be a need for no more than five employees, and the company will strategically increase its employee base as the funding for the company grows.

The company has no bankruptcy or receivership proceedings. There is currently no need for government approval of principal products or services. If government approval is necessary, the status of the approval process will be discussed. Existing or probable governmental regulations have no effect on the business. There are no costs or effects of compliance with environmental laws (federal, state, and local). There is currently no publicly announced new product or service, and there are no sources or availability of raw materials or principal suppliers. TCG does not have any patents, trademarks, licenses, franchises, concessions, royalty agreements, or labor contracts, including duration.

IQI

IQI Media, Inc (hereafter called “IQI”), is a production content studio located in Pasadena, California that primarily focuses on full-service content creation, film and advertising production. IQI is a solely 100% women-owned company, founded by Khiow Hui, Lim in August 2010, a native Malaysia born producer graduated from Wichita State University. She has been producing from small to large scale video, film productions for more than 20+ years. IQI producers’ team are keen on managing all aspects of a multilingual project throughout the life cycle from conception and strategy to design, development and delivery.

Market Overview

Streaming video and subscription services have revolutionized the traditional U.S. media and entertainment industry.

Subscribers cite an increase in price as the biggest reason they would cancel a paid video, music, or gaming service.

Key Findings

Traditionally, the windowing system has ensured that revenue generated by each platform is protected by rights to show movies during a particular time frame. Theatrical releases not only drive box office revenues; typically determine how revenue from subsequent windows are negotiated.

Changes to the theatrical window—such as releasing a movie on Streaming OR PVoD instead of in a theater—could create a domino effect of change across other windows and put more pressure on the success of streaming efforts to compensate. This shifting landscape puts studios in a difficult position. They may be able to reach more people through streaming services, particularly during the pandemic, but doing so could undermine theaters and the large revenues they generate.

Current Filmmaking

The IQI production team is a true believer in post-covid “Filmmaking+” and “Cinema+” landscape. If the motherland is full of viruses, we are should have died by now. Apparently, our motherland can heal itself without a doubt.

When a movie or television show shoots on location, it brings jobs, revenue, and related infrastructure development, providing an immediate boost to the local economy.

Business Model

IQI currently has the following core businesses and ConTech (Content Technology) in production pipeline:

(1)	MaiContent Aggregator Solution Platform

(2)	Original Content Development Slate + Producing Services

(3)	Content Management Solution and Services

MaiContent Aggregator is a B2B solutions platform - it serves Content Creator and Streaming Partners.

(1)

MaiContent Aggregator Solution Platform

Introducing Our Aggregator Brand:

MaiContent solutions acts as a “One-Stop Gatekeeper Entertainment Smart Platform” for content creators, filmmakers, and streaming partners in OTT (Over The Top) landscape.

IQI has a group of freelancers working as content growth management to help distribution clients and exiting brand clients to content manage clients’ content asset via YouTube Channel. Our industry distribution partner includes, Synergetic Films to facilitate larger format content to the crowded OTT (Over The Top) market. IQI is currently doing such with MaiContent Content (B2b) Solution Development for the media and film industry.

The upstream users of this platform are film directors, producers, sales agents, distributors, publishers and key opinion leaders. As for the downstream partners, they are streaming media services providers. We believe via the emergence of technology, MaiContent aggregator solution could be the evolution of the industry and gameplay changing for fluctuated OTT market. There are currently no users of the platform as we will require the funds from this offering in order to fully implement our business plan as discussed in the “Plan of Operation” section.

Customer Value Proposition

During MaiContent 1.0 development, our module will focus mainly on the following target audience:

●	Copyrighted Owners

●	Equity Producers

●	Distributor/Publishers

MaiContent’s development is currently ahead of schedule and in Phase 2 prototype and UI/UX design. We are unable to confirm the distribution model until we have tested it with industrial partners.

Business Development Partners Value Proposition

●	Developing at least 4 Territories Streaming Partners. Territories include: Canada, United Kingdom, Australia, New Zealand, Japan, Malaysia, Singapore and Taiwan.

The value for the above-mentioned customers is based on time, money and trust, therefore, while reducing customers’ search time, it offers our partners an instant screening protocols and quality control services, often time, it helps to minimize customizable list of similar products and services. At the same time bringing down operation cost for our streaming partners.

Currently, IP tended to be traded in a tedious tailor-made manner using costly IP professionals, acting on behalf of the traders in an exponentially growing and increasingly chaotic IP environment. IP contents generate cultural programs and entertainment economic liquidation over time in various spaces (scenarios). The core of IP commercial value is to achieve the ultimate goal of liquidation by means of diversified imitative (copycat behaviour) operation.

Due to the lack of a common IP Entertainment Marketplace, MaiContent is looking to offer a new business model and solution to market.

MaiContent is built to provide asset management and content management to the users. Secondly, providing low or median range encoding fee to 6 majors English-speaking territories (US, Canada, UK, Ireland, Australia and New Zealand). For an additional charge filmmakers can release in all of the remaining territories. No distribution fees will enable filmmakers to keep the majority of the distribution revenues. MaiContent provides content strategy and technology support - we then partnered with an encoding house or production post house to release their movie. This can bring costs down to a minimum and is affordable to content creators, filmmakers and producers. Our in-house content management team will provide cost-per-acquisition reports to our customers, Filmmakers only have to submit their movie once and they can choose as many platforms as they want at an additional cost per platform. We assist producers with reaching targeted audiences and the tactics of — Keywords, Interests, Ethic and Demographics, Topics, Placements, 1st Growth Data, Customer Data and Fan Loyalty. Filmmaker’s digitized film assets will charge for fair price for encrypted data. Assets will be stored on secure Cloud Storage to ensure content creator easy access. Filmmakers will have 24/7 access via a dashboard, to their revenue reports.

Our solutions are to bypass the traditional model of sales agents enlisting different distributors manually to digitally releasing in different countries.

The Smart Business Landscape of Entertainment IP

During MaiContent Phase 2 development in Q3, 2023, our development team will attempt to further combine nodes recognition and secure ID into a smart business architecture to strengthen peer-to-peer network. A large number of visual scanning detection technology is exploring to integrate for copyright claims, and commercial transactions, also known as payment solutions.

Based on Entertainment contents, multimedia platform will bring point-to-point media entertainment contents for users and eliminate issues such as operational costs and splits caused by the centralized platform. In such case, both content creators and users would maximize their gains. Phase 2 development will provide a publicity of Digital Ads sharing protocol that allow users to stay on a transparent, and privacy-protected ecosystem among advertisers, paid advertisement brands and public users.

(2)

Original Content Development Slate and Producing Services

(A)	This Whole World – Animation series

This Whole World is a Pre-School Animation Series featuring an iconic catalogue of music from the 60s and 70s.

Est Budget: $11 million

Format: 22 X: 11-minute episodes

Demographic – 4-10 years old, family

For This Whole World, we have attached Mark Baldo as director/ writer and Charlene Kelly as producer/ writer, to engage their service in incorporating the present vision of the project into an episodic breakdown for the series format in preparation for the steps outlined.

IQI has a Non-binding Letter of Intent (“LOI”) signed and accepted between Charlene Logan Kelly, David Leaf and IQI.

The vision behind the show’s idea, themes and even the look is bright, fun and playful, much like the music for which it is based upon. This musically charged animated series focuses on the simple fact that ‘what makes people different is what makes them beautiful’. The alien creatures that live in ‘This Whole World’ celebrate their world of music every year at an annual music festival where the children of ‘no color’ are chosen by small sea creatures called ‘Oppos’ who grant the children their color and the sound they will produce when they sing. Being left out or the wrong color doesn’t matter in this whole world because every color is needed to create the harmony and beautiful music together to keep their world safe.

PROJECT SCHEDULE:

01.	Development

02.	Production

03.	Marketing And Merchandise

04.	Distribution And the Future

(B)	Sunday Dinner – Feature Film

Sunday Dinner is a heart-warming comedy.

IQI has concluded an initial Letter of Intent (“LOI”) and Memorandum of Understanding (“MOU”) with director Matteo Ribaudo,

Sell Point: ‘Sunday Dinner’ should appeal to the hearts of audiences worldwide with its themes of family, drama, and a big helping of comedy.

Comparable Films:

The table below demonstrates films we believe to be comparable to “Sunday Dinner” either in terms of budget or genre. As is often the case with these sorts of films, they have all had very successful post-theatrical sales above and beyond their worldwide theatrical grosses.

●	Moonstruck

●	Big Night

●	My Big Fat Greek Wedding

●	City Island

●	This Is Where I Leave You

●	My Cousin Vinny

(C)	Christmas Café – Feature Film

At the heart of this film is a message of giving and family bonds and of course, celebrating the Christmas spirit. With our story and themes, we are targeting Lifetime / Hallmark / ABC Family /Inspire / and Up networks where Family audiences and the decision-making demographics of purchase empowered females.

IQI has concluded an initial Letter of Intent (“LOI”) and Memorandum of Understanding (“MOU”) with the producer/creator, John P. Aguirre, from Buddy Bear Adventure LLC.

Sell point: As a Christmas film, its deeper value is that it can be re-released annually in a wide spectrum of markets both domestically and internationally. Even releases for Christmas in Summer – territories: Australia and New Zealand.

(D)	Cured – TV Limited Series

IQI has a television limited series coming soon, titled “Cured.” Cured is about the cure for cancer being found and covered up by corporate pharmaceutical companies; Our misunderstood hero must rediscover his father’s cure while being antagonized by corporations and the people closest to him.

(E)	I Will Follow Him – Feature Film (*Title: To-Be-Determined)

Story to begin with: When a man claiming to be the runaway son of a reclusive widow reappears after twenty years to claim his inheritance, what begins as an emotion al reunion unravels into a dangerous, demented affair as the twisted history of the lavish estate unearths. She uses her hilltop palace as a prison, locked in with her memories and guilt far from the bright Los Angeles lights below. It is the ultimate prize that lures Guy in originally, symbolic of a wealthy lifestyle he’s never been privy to. Inside he finds it haunted with creeks and booms coming from the boy’s locked room, and his only clue to its unlocking lies in the eerie crest engraved to its doorknob. But there’s more; the boy’s clothes and toys seem to appear and then disappear, there are items buried in the yard where the boy’s favorite tree used to be and where the last VHS footage of him was captured, and then there’s the scratch marks that keep appearing, and the visions of the boy’s ghost following him through the hall….(cont.)

(F)	My Daughter’s Death – Feature Film

This is a film about the forgotten faces of the American Dream. One that is personal and based off the true story of family members related to us. It will be treated as such, with delicacy and compassion and sensitivity, but also in admiration of its perseverant subjects. We want a team of equally rogue-minded creatives with unfiltered, non-judgmental views of the world. And we want to hear what they want to see made. This is the dream, making the film we want to see. And finally, that dream is about to come true.

(G)	Winnie the Pooh - Beyond Pooh Corner

IQI and Baboon Animation line up a Pooh prequel push.

IQI, through its partnership with Baboon Animation’s Mike de Seve & John Reynolds (collectively, “IQI-Baboon”), is developing a new story for the Winnie-the-Pooh prequel franchise where the bear cub who will do ANYTHING to get that honey that he loves more than life itself. The story should be showcased on both large and small screens, with the release slated for 2025. A press release with further details is available at IQI’s official website and https://kidscreen.com/2022/12/15/baboon-animation-and-iqi-line-up-a-pooh-prequel/

“We’re telling the surprising origin story of the ’silly young bear’ and his friends, when they were still kids, in a way designed to connect with 21st-century kids,” say Reynolds.

IQI-Baboon have forged a professional and mutually beneficial relationship by successfully executing an initial Memorandum of Understanding (“MOU”) to secure the rights and establish a partnership. The details of where it will be produced, talent attached to the project, musical score, etc will come into play as the financing, development, production, and distribution progress.

IQI-Baboon has completed the first draft of the full-length feature script for the film. The pitch deck is also in process with information such as Current Investment Landscape, IP Equity Offers, Usage of Investment Funds, Franchise Licensing and Merchandising Categories, etc. This material is intended for potential investors, partners, and distributors to participate in a pre-sales deal aimed at financing the production of Pooh, in addition to funds from this offering.

IQI-Baboon have set a planned release date of 2025 for the feature, followed immediately by the series. The film is currently ready to enter the pre-production phase, which will occur once financing and distribution is established.

(3)

Content Management Solution and Services

As a content strategic partners to our content creators, IQI content team manages contents such as: Weekly Short Children Animation, Educational Programs. Our content partners preference is to showcase their contents through general social media platform with API integration pixel coding via analytic tools.

Original Intellectual Property Development

Be an Original Content Creator (OCC) and Production Company in Hollywood.

IQI will actively engage with studios and talent agencies to develop and match funding to produce quality Live Action, Holiday movies and CGI feature animation film that provide global audience with enjoyable entertainment on theatrical big screen and carry audience favorites stories along in a smart technology on worldwide streaming platforms.

Original IP distribution methods are based on collaboration between IQI and distributors. For instance, when Hallmark Channel requests a script reading, IQI submits it to Hallmark’s development department. If the script is accepted and added to Hallmark’s Christmas slates, IQI negotiates in good faith with Hallmark for distribution and licensing, and proceeds with the feature film shooting production.

Aggregator

Be an early in aggregator ecosystem, act as “One-Stop Gatekeeper Entertainment Smart Platform” for content creator and filmmaker in streaming platforms.

IQI will utilize its’ content management team to work with industry distributor Synergetic Films to develop an aggregator platform to facilitate crowded OTT market.

IQI’s producer works directly with clients to create a year-long Sprint Planning schedule for scripting, production shooting, product shooting, KOL shoot, and UGC (User-Generated Content) shoot, based on clients’ requests. Once the production filming is complete, the raw footage is sent to IQI’s post editorial team to create ads for distribution on Meta and Amazon Ads Manager. The Growth Manager collects the advertisement traffic reports for metric measurement, conversion rate, impression rate, and click-through rates to analyze the content’s performance. IQI then reports the findings to clients to adjust their social marketing strategy to better suit their customers’ needs.

IQI strives to be at the forefront of the new world order.

The entertainment landscape has been reformed by content enthusiasts, cinema art, global streaming rivalry, and the post-pandemic and endemic environment. We are moving beyond ROI (Return on Investment) and believe that RoEX (The Return of Experience) must be associated with ROI as technology plays a crucial role in every business.

We believe that traditional ROI metrics are insufficient to determine a company’s success. Shareholder value is dependent on the customer experience’s higher expectations when assessing whether a company’s value proposition, capabilities, and product/service portfolio will create a ripple effect and an engaging experience. Without measuring true customer experience, ROI can mislead investors. IQI would like to focus more on customer experience in conjunction with content creation. Ultimately, CONTENT is king, without which we cannot produce Original Content, Branding Content, and Content Management products. Without engagement, there will be no revenue, and ROI cannot exist.

IQI’s creative producers are confident that our content ideas and aggregator solution tools will make us a leading company in both ROI and RoEX in the entertainment industry.

We offer a range of products and services, including feature films, limited television series, and various ad formats on Meta and Amazon, along with reports on their performance. Our content management brand clients include Pacific Range Hood and Superco Home Appliances. We also work with original IP distributors such as major Hollywood studios, global OTT platforms and studios, television networks, and in-flight entertainment providers. For each project, we choose suitable suppliers to ensure the best results.

MaiContent has two main clients for content management services: Pacific Range Hood and Superco Home Appliances They are currently in negotiation for original content deals, with none secured yet. IQI also holds various contracts and agreements, including with Miles Partnership, clients, and Baboon Animation Studio for Beyond the Pooh.

IQI has a team of 4 contracted and 2 full-time employees.

The company has no bankruptcy or receivership proceedings. There is no need for government approval of principal products or services. If government approval is necessary, the status of the approval process will be discussed. Existing or probable governmental regulations have no effect on the business. There are no costs or effects of compliance with environmental laws (federal, state, and local).

Competition

We will face substantial competition in our efforts to identify and pursue a business venture. The primary source of competition is expected to be from other companies originated directly or indirectly, for similar purposes and from companies that provide content generation, distribution, or partnership with some of these largest media conglomerates. Such industry’s competition is intensifying, and not every business can or will survive under current conditions. This is because an increasing number of companies are entering and competing in the market for media products and services. All of these characteristics are mirrored in content marketing. Numerous businesses maintain blogs, invest a substantial amount of money in marketing, and use content to attract clients. Businesses who fail to develop competitive content may not be able to survive on the market, as potential customers may turn to competitors.

Government Regulation

We are not subject to any government regulation that could have a material adverse effect on our business. The films produced are governed by the Federal Communications Commission.

Intellectual Property

WNLV does not currently own any existing Intellectual Property.

TCG does not own any IP. TCG is a media film producing company and has been involved in a few film titles. The fact notwithstanding that TCG does not own any Intellectual Properties and prepare for future media financing solutions to major independent studios.

IQI is developing original titles and optioning the following film titles: This Whole World (Animation), I Will Follow Him, Daughter’s Death, Christmas Café. And a licensing deal with the Feature Animation “This Whole World”, featuring a world festival series of famous Brian Wilson, IQI does not own existing licensing, it belongs to the Brian Wilson and the Universal Music Group. IQI will own 50% IP equity of the “The New World” musical upon completion. Once all the above-mentioned titles production are completed, IQI will solely own all the above-mentioned film titles and animation series.

Employees

As of December 31, 2022, WNLV, TCG and IQI currently have an aggregate of 8 employees. We anticipate hiring additional employees in the next twelve months. We anticipate hiring necessary personnel based on an as needed basis.

Corporate History

Winvest Group Ltd. (the “Company”) changed its name from Zyrox Mining International, Inc. on December 17, 2021. The Company (formerly Diversified Energy & Fuel, Inc. until August 15, 2012) was incorporated in the State of Nevada on June 3, 2009. The Company began formal operations on June 3, 2009, with the principal purpose of developing, marketing, and selling software products through the Internet, and to provide web-based services for individuals and small business.

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

On September 14, 2021, The Board of Directors of Zyrox Mining International, Inc. voted to change the Company’s fiscal year end from May 31st to December 31st in order to align it with its intended acquisition target. The Board of Directors of the Company approved this change on September 14, 2021.

On December 29, 2021, FINRA declared the latest name change and a 1 for 250 reverse stock split went effective. Also on December 29, 2021, the Company was informed by FINRA that the Company’s ticker symbol would be changed to WNLV.

On May 16, 2022, Winvest Group Ltd. (“WNLV,” or the “Company”) entered into a share exchange agreement (the “Share Exchange Agreement”) with The Catalyst Group Entertainment, LLC (“TCG”), a Delaware corporation, Joseph S. Lanius (“Lanius”), Nicholas D. Burnett (“Burnett”), and Khiow Hui, Lim (“Khiow,” “Burnett,” and together with Lanius, the “TCG Shareholders”), the sole officers, directors, and shareholders of TCG, IQI Media, Inc. (“IQI”), a California corporation, Khiow, Lanius, Charlene Logan Kelly (“Kelly”), Burnett, Connie Tsai (“Tsai”), and Amy Morton (“Morton”), as the officers, directors and shareholders of IQI (the “IQI Shareholders”). Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of TCG and IQI was exchanged for 900,000 shares of common stock of the Company at the Closing issued to the TCG Shareholders and the IQI Shareholders. The transaction has been accounted for as a recapitalization of the Company, whereby WNLV is the accounting acquirer.

On May 25, 2022, the Board of Directors of Winvest Group Ltd. (the “Company”) appointed Khiow Hui, Lim as the Corporation’s Chief Strategic Officer and Charlene Logan Kelly as the Corporation’s Chief Intellectual Officer.

On June 13, 2022, the Board of Directors of Winvest Group Ltd. (the “Company”) appointed Khiow Hui, Lim to the Corporation’s Board of Directors.

On June 29, 2022, the Board of Directors of Winvest Group Ltd. (the “Company”) accepted the resignation of Tham Yee Wen as the Company’s Secretary. Also, on June 29, 2022, the Board of Directors of the Company appointed Khiow Hui, Lim as the Company’s Secretary.

Available Information

We maintain a website at www. https://www.winvestgroup.co. The information on the Company’s website is not incorporated herein by reference. The Company will make available, free of charge on its website, the most recent annual report on Form 10-K and subsequently filed quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC.

The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC maintains, free of charge, an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Investment in our securities involves a number of substantial risks. You should not invest in our securities unless you are able to bear the complete loss of your investment. In addition to the risks and investment considerations discussed elsewhere in this Annual Report on Form 10-K, the following factors should be carefully considered by anyone purchasing our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

Risks Related to Our Business and Industry

We have a limited operating history.

We have had limited recent operating history. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least for the foreseeable future. We can make no assurances that we will be able to effectuate our strategies or otherwise to generate sufficient revenue to continue operations.

During the year ended December 31, 2022, the Company’s aggregate total revenue was $89,260, and had a net loss of $2,351,445.

Our estimates of capital, personnel, equipment, and facilities required for our proposed operations are based on certain other existing businesses operating under projected business conditions and plans. We believe that our estimates are reasonable, but it is not possible to determine the accuracy of such estimates at this point. In formulating our business plan, we have relied on the judgment of our officers and directors and their experience in developing businesses. We can make no assurances that we will be able to obtain sufficient financing or successfully implement the business plan we have devised. Further, even with sufficient financing, there can be no assurance that we will be able to operate our business on a profitable basis. We can make no assurances that our projected business plan will be realized or that any of our assumptions will prove to be correct.

We are subject to a variety of possible risks that could adversely impact our revenues, results of operations or financial condition. Some of these risks relate to general economic and financial conditions, while others are more specific to us and the industry in which we operate. The following factors set out potential risks we have identified that could adversely affect us. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, could also have a negative impact on our business operations or financial condition. See also Statement Regarding Forward-Looking Disclosure.

Since our auditor has issued a going concern opinion regarding the Company, there is an increased risk associated with an investment in the Company.

We have earned an aggregate of $89,260 in revenue since January 1, 2022. We expect to continue to incur additional losses in the foreseeable future as a result of our film production activities. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our Common Stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. If we are unable to secure additional financing in the future on acceptable terms, or at all, we could be forced to reduce or discontinue film development, reduce or forego sales and marketing efforts, and forego attractive business opportunities in order to improve liquidity to enable the Company to continue its operations. There are also risks and uncertainties inherent to the film industry including the highly speculative nature of the industry, intense competition, the lack of industry experience of the stockholders of the Company. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in the Company.

Since we were previously a shell company, and we have not generated any revenues, there is no assurance that our business plan will ever be successful. We may never attain profitability.

Until May 16, 2022, the Company had been a shell company with nominal operations and no assets other than cash. With the Company’s limited operating history, there is limited operating history upon which an evaluation of our business plan or performance and prospects can be made.

Given the limited operating history, management has little basis on which to forecast future market acceptance of our services. It is difficult to accurately forecast future revenues because the business of the Company is new. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We may not be able to obtain additional funding to meet our requirements.

Our ability to maintain and expand our development and production of feature films to cover our general and administrative expenses depends upon our ability to obtain financing through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets. If our access to existing credit facilities is not available, and if other funding does not become available, there could be a material adverse effect on our business.

Our success depends on our personnel. Loss of key personnel may adversely affect our business.

Our success depends to a significant extent on the performance of our management personnel. In particular, we will depend on the services of such personnel as Joseph S. Lanius, Nicholas D. Burnett, and Khiow Hui, Lim, the co-founders and executive producers of both TCG and IQI. The loss of the services of key persons could have a material adverse effect on the Company’s business, operating results and financial condition. We will also be dependent on the officers and directors of WNLV to raise the required capital to fund the projects of IQI and TCG. Failure to do so would hinder the Company’s ability to grow.

Budget overruns may adversely affect our business.

Actual motion picture costs may exceed their budget, sometimes significantly. Risks such as labor disputes, death or disability of star performers, rapid high technology changes relating to special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a film incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production of a motion picture. No assurance can be given as to the availability of such financing on terms acceptable to us. In addition, if a film incurs substantial budget overruns, there can be no assurance that such costs will be recouped, which could have a significant impact on our business, results of operations or financial condition.

Distributors’ failure to promote our programs may adversely affect our business.

Decisions regarding the timing of release and promotional support of our films are important in determining the success of feature film. As with most production companies, for our product distributed by others we do not control the manner in which our distributors distribute our television programs or feature films. Although our distributors have a financial interest in the success of any such feature films, any decision by our distributors not to distribute or promote one of feature films or to promote competitors’ feature films to a greater extent than it promotes ours could have a material adverse effect on our business, results of operations or financial condition.

We may not be able to compete with larger sales contract companies, the majority of whom have greater resources and experience than we do.

We are very small and unproven entity as compared to our competitors. As an independent production company, we will compete with major U.S. and international film studios. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, that can provide both the means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture and television operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. This may have a material adverse effect on our business, results of operations and financial condition.

Our lack of diversification may make us vulnerable to oversupplies in the market.

Most of the major U.S. film studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, which can provide both means of distributing their products and stable sources of earnings that offset fluctuations in the financial performance of their motion picture and television operations. The number of films released by our competitors, particularly the major U.S. film studios, in any given period may create an oversupply of product in the market, and that may reduce our share of gross box-office admissions and make it more difficult for our films to succeed.

Our operating results depend on product costs, public tastes and promotion success.

We expect to generate our future revenue from the development and production of feature films, limited series, feature documentary and animation series. Our future revenues will depend upon the timing and the level of market acceptance of our feature films, as well as upon the cost to produce, distribute and promote these content development. The revenues derived from the production of a feature film depend primarily on the feature film’s acceptance by the public, which cannot be predicted and does not necessarily bear a direct correlation to the production costs incurred. Our Company currently has no revenue or material market following. The commercial success of a feature film also depends upon promotion and marketing and certain other factors. Accordingly, our revenues are, and will continue to be, extremely difficult to forecast.

Our business could be adversely impacted if we are unable to protect our intellectual property rights.

Our ability to compete depends, in part, upon successful protection of our intellectual property. We do not have the financial resources to protect our rights to the same extent as major studios. We will attempt to protect proprietary and intellectual property rights to our production through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, results of operations and financial condition.

Litigation may also be necessary in the future to enforce our intellectual property rights, to protect our movie rights, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that infringement or invalidity claims will not materially adversely affect our business, results of operations and financial condition. Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations and financial condition.

If we fail to maintain effective internal controls over financial reporting, we may be subject to litigation and/or costly remediation and the price of our Common Stock may be adversely affected.

Failure to establish the required internal controls or procedures over financial reporting, or any failure of those controls or procedures once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Upon review of the required internal control over financial reporting and disclosure controls and procedures, our management and/or our auditors may identify material weaknesses and/or significant deficiencies that need to be addressed. Any actual or perceived weaknesses or conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of its internal control over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal control over financial reporting could adversely impact the price of our Common Stock and may lead to claims against us.

Global economic conditions, such as COVID-19, may adversely affect our industry, business and results of operations.

Our overall performance depends, in part, on worldwide economic conditions which historically is cyclical in character. Key international economies continue to be impacted by a recession, characterized by falling demand for a variety of goods and services, restricted credit, going concern threats to financial institutions, major multinational companies and medium and small businesses, poor liquidity, declining asset values, reduced corporate profitability, extreme volatility in credit, equity and foreign exchange markets and bankruptcies. By way of example, the automotive aftermarket, specifically fuel saving add-ons such as light-truck tonneau covers, is typically not as affected by economic slow-down or recession as other industries or market segments. In markets where our sales occur and go into recession, these conditions affect the rate of spending and could adversely affect our customers’ ability or willingness to purchase our products, and delay prospective customers’ purchasing decisions, all of which could adversely affect our operating results. In addition, in a weakened economy, companies that have competing products may reduce prices which could also reduce our average selling prices and harm our operating results.

Movies, like many other non-essential spending, has been hampered by COVID-19.

Due to the impact of COVID-19 around the world, the Company’s revenue was less than expected as governments around the world entered a lockdown to prevent the spread of COVID-19. Increased current unemployment and loss of income could cause our customers to spend their money elsewhere, on more essential products.

Any further disruptions from an uptick in new infections related to COVID-19 may materially harm out business prospects.

Further upticks in infection, and the related enforcement of governmental restrictions would materially hinder our ability to grow, as it would make it could interrupt our supply chain, as well as the financial condition of our intended customer base.

The movie industry may take longer to recover from the COVID-19 pandemic.

Increased current unemployment and loss of income, as well as any further disruptions from an uptick in new infections related to COVID-19 may materially harm out business prospects. As COVID-19 confirmed cases increase, the Company will have difficulty acquiring getting customers to the theater.

Concentration of Ownership in Certain Individuals may allow such Shareholders to Control the Company’s Business

The holders of our Series A Preferred Stock control a majority of the voting interest of the Company. Following the offering, such shareholders will still hold a majority of the interest of the Company. On the basis of 17,411,217 outstanding shares as of December 31, 2022, a minimum of 177,598 shares of Series A preferred stock must be kept to maintain 51% control over shareholder-approved measures. Future issuances of Series A Preferred Stock could further dilute the existing holders of common stock. The conversion of Series A Preferred Stock is entirely optional and it can happen at any time. As a result, these shareholders will be able to exercise control over virtually all matters requiring shareholder approval, including the election of directors and approval of significant corporation transactions. Thus, these individuals who make up the present management will be able to maintain their positions and effectively operate the Company’s business, regardless of other investors’ preferences.

Risks Related to our Common Stock

The OTC and share value.

Our Common Stock trades over the counter, which may deprive stockholders of the full value of their shares. Our stock is quoted via the Over-The-Counter (“OTC”) Pink Sheets under the ticker symbol “WNLV”. Therefore, our Common Stock is expected to have fewer market makers, lower trading volumes, and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for our Common Stock.

Low market price

A low market price would severely limit the potential market for our Common Stock. Our Common Stock is expected to trade at a price substantially below $5.00 per share, subjecting trading in the stock to certain Commission rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our Common Stock.

Lack of market and state blue sky laws

Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws. The holders of our shares of Common Stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the shares available for trading on the OTC, investors should consider any secondary market for our securities to be a limited one. We intend to seek coverage and publication of information regarding our Company in an accepted publication which permits a “manual exemption.” This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont, and Wisconsin.

Accordingly, our shares of Common Stock should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

Penny stock regulations

We will be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our Common Stock. The Commission has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. We anticipate that our Common Stock will become a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not anticipate that our Common Stock will qualify for exemption from the Penny Stock Rule. In any event, even if our Common Stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest.

Rule 144 Risks

Sales of our Common Stock under Rule 144 could reduce the price of our stock. There are 15,426,046 issued and outstanding shares of our Common Stock held by affiliates that Rule 144 of the Securities Act defines as restricted securities.

These shares will be subject to the resale restrictions of Rule 144, should we hereinafter cease being deemed a “shell company”. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months, may not sell more than 1.0% of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. The availability for sale of substantial amounts of Common Stock under Rule 144 could reduce prevailing market prices for our securities.

No audit or compensation committee

Because we do not have an audit or compensation committee, stockholders will have to rely on our entire Board of Directors, none of which are independent, to perform these functions. We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our Board of Directors as a whole. No members of our Board of Directors are independent directors. Thus, there is a potential conflict in that Board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Security laws exposure

We are subject to compliance with securities laws, which exposes us to potential liabilities, including potential rescission rights. We may offer to sell our shares of our Common Stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We may not seek any legal opinion to the effect that any such offering would be exempt from registration under any federal or state law. Instead, we may elect to relay upon the operative facts as the basis for such exemption, including information provided by investor themselves.

If any such offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial pre-emption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the Commission and state securities agencies.

No cash dividends

Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them. We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on shares of our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares of our Common Stock when desired.

We cannot assure you that a market will develop for our Common Stock or what the market price of our Common Stock will be.

There is a limited trading market for our Common Stock. There is no assurance that an active market for our Common Stock will develop as a result of our operation of the businesses of TCG and IQI even if we are successful. If a market does not develop or is not sustained, it may be difficult for you to sell your shares of Common Stock at an attractive price or at all. We cannot predict the prices at which our Common Stock will trade. It is possible that, in future quarters, our operating results may be below the expectations of securities analysts or investors. As a result of these and other factors, the price of our Common Stock may decline or may never become liquid.

Risks Related to Industry

Success depends on external factors in the film industry.

Operating in the film production industry involves a substantial degree of risk. Each motion picture is a unique piece of art that depends on unpredictable audience reaction to determine commercial success. There can be no assurance that our feature films will be favorably received.

Technological advances may reduce demand for films.

The entertainment industry in general, and the motion picture industry in particular, are continuing to undergo significant changes, primarily due to technological developments. Because of this rapid growth of technology, shifting consumer tastes and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors will have on the potential revenue from and profitability of feature-length motion pictures.

A decline in the popularity of entertainment, film and leisure activities could adversely impact our business.

Because our operations are affected by general economic conditions and consumer tastes, our future success is unpredictable. The demand for entertainment, film and leisure activities tends to be highly sensitive to consumers’ disposable incomes, and thus a decline in general economic conditions could, in turn, have a material adverse effect on our business, operating results and financial condition and the price of our Common Stock.

Public tastes are unpredictable and subject to change and may be affected by changes in the country’s political and social climate. A change in public tastes could have a material adverse effect on our business, operating results and financial condition and the price of our Common Stock.

A decline in general economic conditions could adversely affect our business.

Our operations are affected by general economic conditions, which generally may affect consumers’ disposable income. The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers’ disposable income. A decline in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on our live and televised entertainment and consumer products, which could adversely affect our revenues.

Risks Related to TCG’s Business

Film Production is a long and uncertain business.

Filmmaking is a lengthy process. As an investing technique, it can take anywhere from three to ten years to yield returns. It is also impossible to forecast the size of these returns. In addition, there is no assurance that the project in which we invest will be successful; the size of a project, the degree of investment, or the names associated with the production are not mitigating factors in and of themselves.

If we fail to collect payment on time, we could experience cash flow problems.

Box office earnings are sometimes deceptive. Box office takings and investor profits have minimal correlation. In addition to financiers and various other parties will claim a portion of a film’s earnings. Advertising (usually up to 20% of the production budget), cinema takings (at least 50% or more of ticket sales), distributor and sales agent fees are deducted from the box office totals. Industry anecdotes suggest a film must make ‘twice its budget’ in order to see any profit. Not all film businesses have the same monthly sales. This can be a significant obstacle that might result in late payments or even defaults, which can ruin our long-term credit profile.

Evaluation of investment in films is uncertain.

Our team may be required to undergo a rigorous management decision-making procedure in order to minimise potential project losses caused by invested expenditures. The filmmaking industry is not an exception. It addresses all hazards that can arise during the development, production, and distribution of projects in this industry. Therefore, we may need to ensure that the project has a precise plan, a defined audience, and the ability to be released on schedule. In addition to analysing the existing financial condition, we may need to limit the amount of possible loss. However, that all these options don’t guarantee us the total security.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our mailing address is 50 West Liberty Street Suite 880, Reno NV 89501. The Company’s wholly owned subsidiarys’, TCG’s, address is 8383 Wilshire Blvd, Suite 255, Beverly Hills, CA 90211. The Company’s wholly owned subsidiarys’, IQI’s, monthly month-to-month leased office address is 1055 East Colorado Boulevard, Suite 500, Pasadena, California 91106, United States. The monthly fees are $-0- and $1,200, respectively.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any legal proceedings. We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to the entertainment finance and production business. These matters may include intellectual property, employment and other general claims. We accrue for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. Regardless of outcome, litigation can have an adverse impact on us because defense and settlement costs, diversion of management resources and other factors.

During the past ten years no current or incoming director, executive officer, promoter, or control person of the Company has been involved in the following:

(1) A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; Or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease and desist order, or removal or prohibition order; Or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; Or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink Sheets tier of the OTC Markets Group under the symbol, “WNLV.” The OTC Market is a computer network that provides information on current “bids” and “asks,” as well as volume information.

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2022
First Quarter (January 1 – March 31)	$27.25	$2.50
Second Quarter (April 1 – June 30)	9.50	2.20
Third Quarter (July 1 – September 30)	8.50	4.00
Fourth Quarter (October 1 – December 31)	8.50	8.50

2021
First Quarter (January 1 – March 31)	$17.50	5.875
Second Quarter (April 1 – June 30)	$20.00	2.50
Third Quarter (July 1 – September 30)	$8.535	2.50
Fourth Quarter (October 1 – December 31)	$27.25	2.50

Holders

On April 13, 2023 the closing bid price of our common stock as reported on the OTC Pink Sheets was $4.00 and there were approximately 225 shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

Dividends

We have not declared any dividends since inception and we do not anticipate paying any dividends in the foreseeable future on our common stock. The payment of dividends is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, the Company recorded the following sales of unregistered securities:

●	We issued 900,000 shares of common stock during 2022 for the acquisition of TCG and IQI. These shares were valued at $1,980,000

The above issuances and sales were made pursuant to an exemption from registration as set forth in Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Winvest Group Ltd. (the “Company” or “Winvest”) should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Annual Report on Form 10-K includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors,” which are included elsewhere in this Annual Report on Form 10-K.

Overview

Business Overview

Winvest Group Ltd. (the “Company”) changed its name from Zyrox Mining International, Inc. on December 17, 2021. The Company (formerly Diversified Energy & Fuel, Inc. until August 15, 2012) was incorporated in the State of Nevada on June 3, 2009. The Company began formal operations on June 3, 2009, with the principal purpose of developing, marketing, and selling software products through the Internet, and to provide web-based services for individuals and small business. During 2010, this business was discontinued and management focused on developing a biodegradable plastic opportunity.

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

Effective April 30, 2012, the Company changed its name to Diversified Energy & Fuel International, Inc and changed its name to Zyrox Mining International, Inc. (“Zyrox”) on August 15, 2012.

We are an early-stage company and making effort to reinstate the business. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market. We will require the funds from this offering in order to fully implement our business plan as discussed in the “Plan of Operation” section. During the period from November 2012 through April 2020, the Company was dormant.

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

On March 5, 2021, as a result of a private transaction, 300,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the “Shares”) of the Company, were transferred from Custodian Ventures, LLC (the “Seller”) to Wan Nyuk Ming, Ng Chian Yin, and Jeffrey Wong Kah Mun, respectively, based on their ownership of Winvest Group Limited (Cayman) (collectively, the “Purchaser”). As a result, the Purchaser became an approximately 90% holder of the voting rights of the issued and outstanding share capital of the Company on a fully diluted basis of the Company and became the controlling shareholders. The consideration paid for the Shares was $700,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or the Seller.

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

On September 14, 2021, The Board of Directors of Zyrox Mining International, Inc. voted to change the company’s fiscal year end from May 31st to December 31st in order to align it with its intended acquisition target. The Board of Directors of the Company approved this change on September 14, 2021. The change in fiscal year became effective for the company’s 2021 fiscal year, which began June 1, 2021 and ended December 31, 2021. Accordingly, the Company is filing this transition report on Form 10-KT for the seven-month period from June 1, 2021, through December 31, 2021

On December 17, 2021, Zyrox Mining International, Inc. amended its articles of incorporation change its name to Winvest Group Ltd. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

Also on December 17, 2021, Zyrox Mining International, Inc. amended its articles of incorporation to reverse split its common stock at a rate of 1 for 250 (the “Reverse”).

On December 29, 2021, FINRA declared the latest name change and a 1 for 250 reverse stock split went effective. Also on December 29, 2021, the Company was informed by FINRA that the Company’s ticker symbol would be changed to “WNLV” in twenty business days.

On May 16, 2022, Winvest Group Ltd. (“WNLV,” or the “Company”) entered into a share exchange agreement (the “Share Exchange Agreement”) with The Catalyst Group Entertainment, LLC (“TCG”), a California limited liability company, Joseph S. Lanius (“Lanius”), Nicholas D. Burnett (“Burnett”) and Khiow Hui, Lim (“Khiow,” “Burnett,” and together with Lanius, the “TCG Shareholders”), the sole officers, directors, and shareholders of TCG, IQI Media Inc. (“IQI”), a California corporation, Khiow, Lanius, Charlene Logan Kelly (“Kelly”), Burnett, Connie Tsai (“Tsai”), and Amy Morton (“Morton”), as the officers, directors and shareholders of IQI (the “IQI Shareholders”). Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of TCG and IQI was exchanged for 900,000 shares of common stock of the Company at the Closing issued to the TCG Shareholders and the IQI Shareholders. The transaction has been accounted for as a recapitalization of the Company, whereby WNLV is the accounting acquirer.

Immediately after completion of such share exchange, the Company had a total of 17,411,217 issued and outstanding shares, with authorized share capital for common share of 4,500,000,000.

Consequently, the Company has ceased to fall under the definition of shell company as define in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”) and TCG and IQI are now wholly owned subsidiaries

On May 25, 2022, the Board of Directors of Winvest Group Ltd. (the “Company”) appointed Khiow Hui, Lim as the Corporation’s Chief Strategic Officer and Charlene Logan Kelly as the Corporation’s Chief Intellectual Officer.

On June 13, 2022, the Board of Directors of Winvest Group Ltd. (the “Company”) appointed Khiow Hui, Lim to the Corporation’s Board of Directors.

On June 29, 2022, the Board of Directors of Winvest Group Ltd. (the “Company”) accepted the resignation of Tham Yee Wen as the Company’s Secretary. Also, on June 29, 2022, the Board of Directors of the Company appointed Khiow Hui, Lim as the Company’s Secretary.

TCG Business Overview

TCG is a finance and production company for the media and entertainment sector located in the city of Beverly Hills, California, headed by Joseph S. Lanius, Nick D. Burnett and Khiow Hui, Lim with over 25 years’ experience in the film industry, encompassing film finance, production and distribution.

TCG focuses on opportunities comprised of global emerging film, television and media projects.

Film ‘packages’ from studios, production companies and independent producers are continuously seeking funds from media financing companies such as The Catalyst Group Entertainment. These film packages usually are submitted with a fully developed script, director, primary cast, production schedules and a budget as well as a proposed finance plan.

TCG aims to finance projects from studios, production companies and independent producers with proven track records that consistently deliver projects on time and in accordance with approved budgets and production schedules.

While we have no existing agreements with any production or distribution entities, our founding members believe that current and anticipated market trends are ideal for the launch of a debt facility with industry veterans that have a strong background in financing and production and media technology. Our team has an excellent industry network of associates that have worked with film studios, globally known talent and packaging agencies, and management companies.

IQI Business Overview

IQI is a full-service content creation, film and advertising production company located in the City of Pasadena, California. Our producers’ team keen on managing all aspects of a multi-languages project throughout its life cycle from conception and strategy to design, development and delivery. IQI Media, Inc founded by Khiow Hui, Lim in August 2010, a native Malaysia born producer graduated from Wichita State University. She has been producing from small to large scale video, film productions for more than 20+ years.

The IQI production team is a true believer in post-covid “Filmmaking+” and “Cinema+” landscape. If the motherland is full of viruses, we are should have died by now. Apparently, our motherland can heal itself without a doubt.

When a movie or television show shoots on location, it brings jobs, revenue, and related infrastructure development, providing an immediate boost to the local economy.

Business Model

IQI currently has the following programs and ConTech (Content Technology) in production pipeline:

(1)	MaiContent Aggregator Solution Platform

(2)	Original Content Development Slate + Producing Services

(3)	Content Management Solution and Services

Recent Developments

Results of Operations for the Twelve Months Ended December 31, 2022, Compared to the Twelve Months Ended December 31, 2021

Revenue

Our revenues for the year ended December 31, 2022, were $89,260, as compared to revenues of $-0- during the year ended December 31, 2021. The increase in revenues is attributable to the acquisition of IQI compared to no revenue during the 2021 year.

Operating expenses

Our operating expenses were $2,386,980 for the year ended December 31, 2022, as compared to $82,224 for the year ended December 31, 2021. This increase was primarily attributable to an impairment charge of $1,810,116 in 2022, $366,358 in general and administrative expense in 2022 compared to 82,224 in 2021; and due to amortization of intangibles of $210,505 in 2022 due to the acquisition of IQI and TCG, compared to $-0- during the year ended December 31, 2021.

Liquidity and Capital Resources

We had $37,148 in cash on hand as of December 31, 2022.

Net cash used in operating activities was for the year ended December 31, 2022, was $385,688 compared to $76,263 for the year ended December 31, 2021. Theis increase is attributable to increased operating expenses in the 2022 year

Net cash used provided by investing activities for the year ended December 31, 2022, was $29,817 compared to $-0- for the year ended December 31, 2021 due to the acquisition of IQI and TCG.

Net cash provided by financing activities was $393,019 for the year ended December 31, 2022, compared to $76,263 for the period ended December 31, 2021. The increase in 2022 is due to increased interest free loans provided by related parties.

Financial Impact of COVID-19

The COVID-19 pandemic has affected how we are operating our business, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal, state and foreign governments have implemented measures to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, and closure of non-essential businesses. To protect the health and well-being of our employees, partners, and third-party service providers, we have implemented work-from-home requirements, made substantial modifications to employee travel policies, and cancelled or shifted marketing and other corporate events to virtual-only formats for the foreseeable future. While we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, such precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, any of which could harm our business and results of operations. In addition, the COVID-19 pandemic has disrupted the operations of our current enterprise customers, as well as many potential enterprise customers, and may continue to disrupt their operations, for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets, or other harm to their businesses and financial results, resulting in delayed purchasing decisions, extended payment terms, and postponed or cancelled projects, all of which could negatively impact our business and results of operations, including our revenue and cash flows.

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

The ultimate duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time, such as the severity and transmission rate of the disease, the actions of governments, businesses and individuals in response to the pandemic, the extent and effectiveness of containment actions, the impact on economic activity and the impact of these and other factors on our employees, partners, and third-party service providers. These uncertainties may increase variability in our future results of operations and adversely impact our ability to accurately forecast changes in our business performance and financial condition in future periods. If we are not able to respond to and manage the impact of such events effectively or if global economic conditions do not improve, or deteriorate further, our business, financial condition, results of operations, and cash flows could be adversely affected.

Employees

WNLV, TCG and IQI currently have an aggregate of 8 employees. We anticipate hiring additional employees in the next twelve months. We anticipate hiring necessary personnel based on an as needed basis.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

Off-Balance Sheet Arrangements

During the years ended December 31, 2022 and December 31, 2021 we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the Commission’s Regulation S-K. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for many years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company. As of December 31, 2022, we have concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since November 2012. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of December 31, 2022 and December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from November 2012 until December 31, 2022; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2022.

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

Management has, in 2022, appointed a local-based director and officer for ease of operations. As the Company progresses, our management expect to further recruit a local corporate secretary, establish an audit committee, appoint a local independent non-executive director, and ensure that board members have current and pertinent financial experience.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended December 31, 2022 and December 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Critical Accounting Policies and Estimates

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are expressed in Canadian dollars.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance provided in Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”) requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds, the fair value of which approximates cost. The Company maintains its cash balances with a high-credit-quality financial institution. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents. As of December 31, 2022 and December 31, 2021 the balance of cash was $37,148 ands $-0-, respectively.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms which are recorded at net realizable value. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required.

Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all, attempts to collect a receivable have failed, the receivable is written off against the allowance.

As of December 31, 2022 and December 31, 2021 the balance of accounts receivable was $$28,147

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Accounting for Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. ASC 740-10-05, Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Foreign Currency Translation

The functional and reporting currency of the Company is the US dollar.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that impact the Company’s operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-14 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon such evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since November 2012. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of December 31, 2022 and December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from November 2012 until December 31, 2022; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2022.

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

Management has, in 2022, appointed a local-based director and officer for ease of operations. As the Company progresses, our management expect to further recruit a local corporate secretary, establish an audit committee, appoint a local independent non-executive director, and ensure that board members have current and pertinent financial experience.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended December 31, 2022 and December 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

On April 14, 2021, Mr. Wan Nyuk Ming was appointed Chairman of the Board of Directors, Mr. Ng Chian Yin was appointed MD of the Board of Directors, Mr. Jeffrey Wong Kah Mun was appointed Chief Executive Officer and a Director, Ms. Tham Yee Wen, was appointed Secretary cum COO, Ms. Boo Shi Huey was appointed Treasurer of the Company.

On May 25, 2022, the Board of Directors of Winvest Group Ltd. (the “Company”) appointed Khiow Hui, Lim as the Corporation’s Chief Strategic Officer and Charlene Logan Kelly as the Corporation’s Chief Intellectual Officer. On June 13, 2022, the Board of Directors of Winvest Group Ltd. (the “Company”) appointed Khiow Hui, Lim to the Corporation’s Board of Directors. On June 29, 2022, the Board of Directors of Winvest Group Ltd. (the “Company”) accepted the resignation of Tham Yee Wen as the Company’s Secretary. Also, on June 29, 2022, the Board of Directors of the Company appointed Khiow Hui, Lim as the Company’s Secretary.

Mr. Joseph S. Lanius is a founder and an executive producer of TCG. Mr. Nicholas D. Burnett is a co-founder and executive producer of TCG. Ms. Khiow Hui, Lim is a co-founder and executive producer of TCG and IQI. Ms. Charlene Logan Kelly is also an executive producer of IQI.

Name	Age	Position(s)
Wan Nyuk Ming	53	Chairman of the Board of Directors
Ng Chian Yin	32	MD of the Board of Directors
Jeffrey Wong Kah Mun	43	Chief Executive Officer and Director
Khiow Hui, Lim	48	Director, Secretary and Chief Strategic Officer, Founder of IQI and Co-founder of TCG
Charlene Logan Kelly	50	Chief Intellectual Officer and Executive producer of IQI
Tham Yee Wen	32	Chief Operating Officer
Boo Shi Huey	33	Treasurer
Joseph S. Lanius	45	Founder and an executive producer of TCG
Nicholas D. Burnett	40	Co-founder and executive producer of TCG

Biographies

Mr. Wan Nyuk Ming, age 53, Chairman of the Board of Directors, previously worked as the Managing Director of Mega7 Holding Sdn Bhd from 2017 to 2019, where he supervised the day-to-day operations of the company, managed delivery teams, and was directly responsible for business support functions as a head of the business. From 2012 to 2017, he was the Managing Director of M Academy International Sdn Bhd. With over 30 years of experience and hard work, he is a successful remarkable entrepreneur and a practical international market strategist.

Mr. Ng Chian Yin, age 32, MD of the Board of Directors, with ten years of experience in running a company’s core business, where he expanded his strategy skill with “New Thinking, New Creativity, and New Generation” to meet the new era of emerging financial technology in his career path. He has been the Marketing Director of his own company, Philocity Holdings Sdn Bhd since August 2019. He was the Senior Sales & Technology Manager at Milletique Technology Sdn Bhd from July 2018 to July 2019.

Mr. Jeffrey Wong Kah Mun, age 43, CEO of the Board of Directors, has over 18 years of exposure in the fields of health, beauty, wellness products, online and education. He previously worked as Chief Operating Officer at Linton University and three affiliated Institutes, Pertama Institute of Technology (ITP), Jati Institute, and International Institute of Science Mantin from 2017 to 2020, where he oversaw, developed, and expanded the built of Environment, Information Technology, Business & Accounting, and Applied & Visual Arts.

Ms. Tham Yee Wen, age 32, Chief Operating Officer of the Company. She worked as Operations Director at KN Avenue Sdn Bhd from September 2018 to October 2020. She worked as the Personal Assistant to the Executive Director at Mega7 Holdings Sdn Bhd from September 2017 to August 2018. She also worked as a Sales Executive for meetings and events at the Berjaya Times Square Hotel, Kuala Lumpur from October 2015 to August 2017. She is responsible to oversee, develop and implement a proactive maintenance program for the company.

Ms. Boo Shi Huey, age 33, Treasurer of the Company. She worked at Philocity Holdings Sdn Bhd, as a Sr. Account Executive from February 2020 to the present. She worked as an Account Executive to Syarikat Elektrik Siang Sdn Bhd from October to December 2019. She previously worked as a Finance Executive cum Admin at Mega7 Holding Sdn Bhd, from January 2019 to July 2019. She has extensive account experience and is able to work at different perspectives and adjust workflow as change arises.

Mr. Joseph S. Lanius, age 45, Founder and an executive producer of TCG, is an entertainment attorney who specializes in distribution, finance and production legal affairs. He also provides executive producing services to motion picture producers and production companies, offering consulting on financial structuring and investment, and direct distribution sources in the United States and the Middle East. Before entering private practice, Joseph served as Lead Counsel - Business & Legal Affairs for After Dark Films, where he was responsible for overseeing distribution and financial structuring for the After Dark Originals and After Dark Action slates as well as individual titles consisting of over 20 feature films. Prior to that, he was Director of Business & Legal Affairs for IM Global, where he focused on distribution for the various films IM Global represented including the PARANORMAL ACTIVITY and INSIDIOUS franchises as well as COMPANY MEN (Kevin Costner, Tommy Lee Jones), BULLET TO THE HEAD (Sylvester Stallone) and SAFE (Jason Statham). Since entering private practice, some of Joseph’s current and former clients include Sparkhouse Media, Benaroya Pictures, Mulberry Pictures, International Film Trust, QED International and Highland Film Group. A few of the pictures Joseph has helped bring to worldwide audiences include CELL (John Cusack, Samuel L. Jackson), 478 (Arnold Schwarzenegger) QUEEN OF THE DESERT (Nicole Kidman, James Franco, Robert Pattinson), FURY (Brad Pitt, David Ayers), DIRTY GRANDPA (Zac Efron, Robert DeNiro), TO THE BONE (Lilly Collins, Keanu Reeves), HOUR OF LEAD (Thomas Jane, Anne Heche), THE CARD COUNTER (Oscar Isaac, Tiffany Hadish, Tye Sheridan) and upcoming films CALL JANE (Elizabeth Banks, Sigourney Weaver, Kate Mara) and ASSASIN CLUB (Henry Golding, Noomi Rapace, Sam Neill). Joseph earned his B.A. from the University of North Texas and his J.D. from Southwestern Law School.

Mr. Nicholas D. Burnett, age 40, Co-founder and executive producer of TCG, is a media executive and transactional business lawyer focused on mergers and acquisitions, joint ventures, private placement equity and debt offerings, secured lending, and a variety of commercial matters including licensing and general corporate counselling. He also regularly consults on financing and production matters in the entertainment industry, providing guidance on the formation of film funds, financing and distribution plans for single motion pictures and slates, and the development, financing and production of television series. From 2012 to 2018, Nicholas served as in-house counsel and head of development for New York based television production companies Brick City TV and Blowback Productions, where he oversaw business, legal and production matters for television programming produced for Viacom Networks, Discovery Communications, Participant Media/Pivot, and CNN/Turner Networks. Prior to that, Nicholas was an associate with national law firms White & Case LLP and Arent Fox LLP, where he assisted in representing clients on mergers and acquisitions, joint ventures, business reorganizations and various structured financing and capital markets transactions. Nicholas earned his B.A. and J.D. from the University of Florida, where served as an editor of the Florida Law Review. His articles and presentations have been featured in several legal and financial publications including Thompson Reuters’ The M&A Lawyer, West Publishing Corporation’s Practical Law Company, and the New York Institute of Finance’s ExecSense series.

Ms. Khiow Hui, Lim, age 48, Director, Secretary, Chief Strategic Officer, Founder of IQI and Co-founder of TCG, hail from Melaka, Malaysia, Khiow Hui began her career at the Media Resources Center in Wichita, Kansas, which was a subsidiary and syndication station of The Discovery Channel. Starting as a production assistant, she rose to become a segment producer and eventually a full-fledged producer for the station. In 1997, Khiow Hui was hired by Fox Television Network (FOX 24/UPN), now a division of iHeart MEDIA, to produce and direct public service announcements (PSAs) for the Midwest region. In 2011, Khiow Hui founded iQiMedia that helps advertising agencies, new media companies and S&P 500 to create intuitive experiences for a diverse range of new emerging media. She has worked with global renown advertising agencies, new media companies and managed brands like AIG, AT&T, Toyota, Caesars Entertainment Corporation, Tencent, Apple, Sony Entertainment, Ogilvy, Dentsu and more. At IQI, she has managed feature film production, commercial and interactive development, budgets of up to $40 million and overseen union production crews of more than 80 people. A native of Malaysia, Khiow Hui holds a BA in Electronic Arts from Wichita State University. Khiow Hui also one of the core production team players at Miles Partnership for the VisitTheUSA.com—the official tourism bureau for the United States—helping to deliver tailored content for the both domestic and international Asian market. In 2016, Khiow Hui produced her first feature film, Alien Code, a sci-fi thriller starring Mary McCormack, Azura Skye, Richard Schiff and Kyle Gallner. Now available on most streaming platforms. Other Hollywood credits include projects like Sony PlayStation 2’s Rise to Honor–Jet Li, the SAG Awards’ Hollywood Hits Broadway segment and post-production editorial work on Resident Evil 5 & 6 and the Oscar-winning film Crash.

Ms. Charlene Logan Kelly, age 50, Chief Intellectual Officer, Executive producer of IQI, received her Business Degree from Mount Alison University in Canada, where she then worked in finance briefly. Having been a painter and artist most of her life, she decided to turn her attention towards art and completed the Animation Program at Algonquin College where she began her career in Toronto then moved to Los Angeles. Most of her career has been working in Feature Animation and for several studios, which included Warner Brothers, Fox Animation, and Dreamworks, on films such as All Dogs Go to Heaven 2, Space Jam, The Quest for Camelot, Anastasia, Prince of Egypt, El Dorado and Spirit: Stallion of the Cimarron. She had a short period as a Stop Motion animator for a CBC kids show called Poko and has had the privilege of working in most departments of the animation pipeline. She then went on to become the Associate Producer at a boutique studio in Los Angeles, managing and producing the studio projects, such as Iron Giant Signature Edition, Once Upon a Time Adventure (Snow White ride at Disneyland in Shanghai) and the Minion Mayhem Ride (Illumination ride at Universal), in collaboration with studios such as Warner Brothers, Walt Disney, ReelFX and Universal/NBC. She recently was the Producer on an independent CG Animated Feature Film, Next Gen, distributed by Netflix and Alibaba Pictures and is presently developing a couple of personal projects as well as the Feature Film spinoff of the popular TV Series, Mansour, created by Bidaya Media and backed by the Mubadala Investment Company.

Term of Office

Our director holds his position until the next annual meeting of shareholders and until his successor is elected and qualified by our shareholders, or until earlier death, retirement, resignation, or removal.

Family Relationships

There are no family relationships between the Company and any of our current and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal or regulatory proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Board Composition

Our business and affairs are managed under the direction of our Board of Directors. The number of directors is fixed by our Board of Directors, subject to our articles of incorporation and our bylaws. Currently, our Board of Directors consists of three directors, with two vacancies. We do not have a standing audit, compensation or nominating committee. Rather, our full board of directors performs the functions of these committees. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our common stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Director Independence

Our Board of Directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board of Directors has determined that Mr. Beavers, our sole director, is not “independent” as that term is defined under the listing standards of The Nasdaq Stock Market.

Board Leadership Structure and Board’s Role in Risk Oversight

Our Board of Directors has a Chairman, Mr. Wan Nyuk Ming. The Chairman has authority, among other things, to preside over Board meetings and set the agenda for Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board of Directors. We believe that separation of the roles of Chairman and Chief Executive Officer is not necessary at this time to ensure appropriate oversight by the Board of Directors of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board of Directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board of Directors may periodically review its leadership structure.

Our Board of Directors is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into two categories, financial and product commercialization. The audit committee will oversee management of financial risks; our Board of Directors regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The Board of Directors regularly reviews plans, results and potential risks related to our product development and commercialization efforts.

CODE OF ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethics. The code of ethics is applicable to all of our directors, officers and employees and is available on our corporate website, https://www.winvestgroup.co. We intend to disclose any amendments to our code of ethics, or waivers of its requirements, on our website or in filings under the Exchange Act to the extent required by applicable rules and exchange requirements.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The table below sets forth the positions and compensations for the officers and directors of the Company, and for the officers and directors of TCG and IQI, for the years ended December 31, 2022 and 2021.

There are no employment agreements between the Company and its officers and directors. And since the change of control in March 2021, the directors and officers have received no compensation. This policy, however, will be revised as the Company secure additional fundings.

Position	Name of Officers or Directors	Year	Salary before tax	Bonus	All other compensation	Total
Chairman of the Board of Directors	Wan Nyuk Ming	2022	n/a	n/a	n/a	n/a
		2021	n/a	n/a	n/a	n/a

MD of the Board of Directors	Ng Chian Yin	2022	n/a	n/a	n/a	n/a
		2021	n/a	n/a	n/a	n/a

Chief Executive Officer and Director	Jeffrey Wong Kah Mun	2022	n/a	n/a	n/a	n/a
		2021	n/a	n/a	n/a	n/a

Chief Operating Officer	Tham Yee Wen	2022	n/a	n/a	n/a	n/a
		2021	n/a	n/a	n/a	n/a

Treasurer	Boo Shi Huey	2022	n/a	n/a	n/a	n/a
		2021	n/a	n/a	n/a	n/a

Founder and an executive producer of TCG	Joseph S. Lanius	2022	n/a	n/a	n/a	n/a
		2021	n/a	n/a	n/a	n/a

Co-founder and executive producer of TCG	Nicholas D. Burnett	2022	n/a	n/a	n/a	n/a
		2021	n/a	n/a	n/a	n/a

Director, Secretary, Chief Strategic Officer, Founder of IQI and Co-founder of TCG	Khiow Hui, Lim	2022	n/a	n/a	n/a	n/a
		2021	n/a	n/a	n/a	n/a

Chief Intellectual Officer, Executive producer of IQI	Charlene Logan Kelly	2022	n/a	n/a	n/a	n/a
		2021	n/a	n/a	n/a	n/a

(1)	Independent contractors.

We do not have an audit or compensation committee comprised of independent directors as our Company qualifies for an exemption from these requirements. Indeed, we do not have any audit or compensation committee. These functions are performed by our Board of Directors as a whole.

Also, in 2022, the Board of Directors of Winvest Group Ltd. (the “Company”) appointed Khiow Hui, Lim as the Company’s Director, Chief Strategic Officer and Secretary, and Charlene Logan Kelly as the Company’s Chief Intellectual Officer.

All directors serve 1-year term.

Related Party Transactions

The Company’s financing subsequent to the change of control on March 31, 2021 has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands and from the CEO of IQ. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of December 31, 2022, the amount due to the Winvest Group Limited (Cayman) and the CEO of IQ was $412,915 and $148,915 which are being treated as an interest free demand loans.

Outstanding Equity Awards at Fiscal Year-End

None of the named executive officers had any outstanding equity awards at the 2022 fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the completion of the Reverse Merger, and the increase of the described in Items 1.01 of this report by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors of WNLV as a group as of December 31, 2022.

Name	Number of Shares of Common Stock		Percentage
Jeffrey Wong Kah Mun (1) 50 West Liberty Street, Suite 880, Reno, Nevada 89501	14,432,265		82.9%
Wan Nyuk Ming (1) 50 West Liberty Street, Suite 880, Reno, Nevada 89501	0		0%
Ng Chian Yin (1) 50 West Liberty Street, Suite 880, Reno, Nevada 89501	0		0%
Tham Yee Wen 50 West Liberty Street, Suite 880, Reno, Nevada 89501	0		0%
Boo Shi Huey 50 West Liberty Street, Suite 880, Reno, Nevada 89501	0		0%
Khiow Hui, Lim	0	(1)	0%
Charlene Logan Kelly	0		0%
All executive officers, directors, and beneficial ownership thereof as a group 7 people)	14,432,265		82.9%

(1)	Issued 600,000 shares on or about May 16, 2022.

There are no other officer or director 5 % shareholders.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 17,411,217 shares of common stock outstanding.

The holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. The holders of our common stock do not entitle to any disparate voting rights.

The following table sets forth certain information with respect to the beneficial ownership of our voting preferred stock following the completion of the Reverse Merger, and the increase of the described in Items 1.01 of this report by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors of WNLV as a group as of December 31, 2022.

Name	Number of Shares of Series A Preferred Stock	Percentage
Jeffrey Wong Kah Mun (1) 50 West Liberty Street, Suite 880, Reno, Nevada 89501	2,838,679	0.946%
Wan Nyuk Ming 50 West Liberty Street, Suite 880, Reno, Nevada 89501	180,000,000	60.00%
Ng Chian Yin 50 West Liberty Street, Suite 880, Reno, Nevada 89501	45,000,000	15.00%
All executive officers, directors, and beneficial ownership thereof as a group 3 people) out of 300,000,000 shares.	227,838,680	75.946%

(1)	Converted 72,161,321 shares of Preferred Series A into 3,608,066,021 shares of common stock during the year ended December 31, 2021. The conversion is shortened of 29 common stocks in the calculation when multiplied by 50, however, the difference is deemed immaterial for audit purposes.

There are no other authorized classes of Preferred Stock. The holders of our Series A preferred stock are entitled to 50 votes for each share held of record on all matters to be voted on by stockholders. The Series A Preferred Stock also convert into common stock at a rate of 50 for one. The aggregate voting power of our outstanding Series A Preferred Stock is more than 90% of the issued and outstanding voting equity. The holders of our Series A Preferred Stock vote on a 50 to one basis.

The 50 to one voting of the Series A Preferred Stock may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider to be in its interests, including attempts that might result in a premium over the market price for the shares held by our stockholders, as the holders of the Series A Preferred Stock have the voting power to prevent such events.

Certain Relationships And Related Transactions

Except as described herein, none of the following parties (each a “Related Party”) has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●	any of our directors or officers;

●	any person proposed as a nominee for election as a director;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

●	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

The Company’s financing subsequent to the change of control on March 31, 2021 has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands and from the CEO of IQ. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of December 31, 2022, the amount due to the Winvest Group Limited (Cayman) and the CEO of IQ was $412,915 and $148,915 which are being treated as an interest free demand loans.

Description of Share Capital

We have authorized 4,500,000,000 shares of common stock with par value $0.001 per share. As of December 31, 2022 the Company has issued and outstanding 17,411,217 shares of common stock. We have authorized 300,000,000 shares of Series A Preferred Stock. As of December 31,2022, the Company has issued and outstanding 227,838,680 shares of preferred stock.

Common Stock

The holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of our common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefor. In the event of liquidation, dissolution or winding up of our company, the holders of common stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. Holders of shares of our common stock, as such, have no conversion, pre-emptive or other subscription rights, and there are no redemption provisions applicable to the common stock.

Preferred Stock

The holders of our Series A preferred stock are entitled to 50 votes for each share held of record on all matters to be voted on by stockholders. The Series A preferred stock also convert into common stock at a rate of 50 for one. The holders of our preferred stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event of liquidation, dissolution or winding up of our company, the holders of preferred stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Series A preferred stock. We do not have different authorized classes of stock other than aforementioned.

On the basis of 17,411,217 outstanding shares as of December 31, 2022, a minimum of 177,598 shares of Series A preferred stock must be kept to maintain 51% control over shareholder-approved measures. Future issuances of Series A Preferred Stock could further dilute the existing holders of common stock. The management currently has no intentions of further issuance. The conversion of Series A Preferred Stock is entirely optional and it can happen at any time and has a poison pill effect. We believe there are no exceptions to provision requiring mandatory conversion of shares upon any transfer, and no sunset provision limiting the lifespan of high-vote shares is required at this time.

Controlling Shareholder(s)’ Ability

The controlling shareholder(s)’ shall and will have ability to control matters requiring shareholder approval, including election of directors, amendment of organizational documents, and approval of major corporate transactions, such as a change in control, merger, consolidation, or sale of assets.

Indemnification of Directors and Officers

Section 78.138 of the NRS provides that a director or officer will not be individually liable unless it is proven that (i) the director’s or officer’s acts or omissions constituted a breach of his or her fiduciary duties, and (ii) such breach involved intentional misconduct, fraud or a knowing violation of the law.

Section 78.7502 of NRS permits a company to indemnify its directors and officers against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with a threatened, pending or completed action, suit or proceeding if the officer or director (i) is not liable pursuant to NRS 78.138 or (ii) acted in good faith and in a manner the officer or director reasonably believed to be in or not opposed to the best interests of the corporation and, if a criminal action or proceeding, had no reasonable cause to believe the conduct of the officer or director was unlawful.

Section 78.751 of NRS permits a Nevada company to indemnify its officers and directors against expenses incurred by them in defending a civil or criminal action, suit or proceeding as they are incurred and in advance of final disposition thereof, upon receipt of an undertaking by or on behalf of the officer or director to repay the amount if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the company. Section 78.751 of NRS further permits the company to grant its directors and officers additional rights of indemnification under its articles of incorporation or bylaws or otherwise.

Section 78.752 of NRS provides that a Nevada company may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the company, or is or was serving at the request of the company as a director, officer, employee or agent of another company, partnership, joint venture, trust or other enterprise, for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee or agent, or arising out of his status as such, whether or not the company has the authority to indemnify him against such liability and expenses. Our Bylaws provide that we may indemnify and advance litigation expenses to our directors, officers, employees and agents to the extent permitted by law, our Articles of Incorporation or our Bylaws, and shall indemnify and advance litigation expenses to our directors, officers, employees and agents to the extent required by law, our Articles of Incorporation or Bylaws. Our obligations of indemnification, if any, shall be conditioned on receiving prompt notice of the claim and the opportunity to settle and defend the claim. We may, to the extent permitted by law, purchase and maintain insurance on behalf of an individual who is or was our director, officer, employee or agent.

Indemnification against Public Policy

Insofar as indemnification by us for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling the company pursuant to provisions of our Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

The effect of Indemnification may be to limit the rights of the Company and the shareholders (through shareholders’ derivative suits on behalf of the Company) to recover monetary damages and expenses against a director for breach of fiduciary duty.

Shares Eligible for Future Sale

Future sales of substantial amounts of shares of our Common Shares in the public market after this offering, or the possibility of these sales occurring, could cause the prevailing market price for our Common Shares to fall or impair our ability to raise equity capital in the future. Following this offering, the Common Shares that were not offered and sold in our initial public offering are “restricted securities,” as that term is defined in Rule 144 under the Securities Act. These restricted securities are eligible for public sale only if they are registered under the Securities Act or if they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act, which are summarized below.

These restricted securities will be available for sale in the public market under Rule 144 one year following the filing of our Form 8-K on May 16, 2022.

Rule 144

Sales of our Common Stock under Rule 144 could reduce the price of our stock. There are 17,526,075 issued and outstanding shares of our Common Stock held by affiliates that Rule 144 of the Securities Act defines as restricted securities.

These shares will be subject to the resale restrictions of Rule 144. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months, may not sell more than 1.0% of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. The availability for sale of substantial amounts of Common Stock under Rule 144 could reduce prevailing market prices for our securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described herein, none of the following parties (each a “Related Party”) has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●	any of our directors or officers;

●	any person proposed as a nominee for election as a director;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

●	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

The Company’s financing subsequent to the change of control on March 31, 2021 has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands and from the CEO of IQ. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of December 31, 2022, the amount due to the Winvest Group Limited (Cayman) and the CEO of IQ was $412,915 and $148,915 which are being treated as an interest free demand loans.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers has served as the Company’s independent registered public accounting firm 2021

The following table shows the fees that were billed for the audit and other services provided by for the fiscal years ended December 31, 2022 and 2021.

	Fiscal Year Ended December 31,
	2022	2021
Audit fees (1)	$84,000	$44,000
Total	$84,000	$44,000

(1)	Audit Fees—This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Board of Directors Pre-Approval Process, Policies and Procedures

All audit and permissible non-audit services provided by our independent registered public accounting firm must be pre-approved. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of service. The independent registered public accounting firm and management periodically report to the board of directors regarding the extent of services provided by the independent registered public accounting firm. Consistent with the board of directors’ policy, all audit and permissible non-audit services provided by our independent registered public accounting firm were pre-approved by our board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation of the Company Inc., as amended (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
3.2	Amended and Restated Bylaws of the Company (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
3.3	Articles of Organization of The Catalyst Group Entertainment, LLC (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
3.4	Operating Agreement of The Catalyst Group Entertainment, LLC (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
3.5	Articles of Incorporation of a California corporation IQI Media Inc. (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
3.6	Bylaws of IQI Media Inc. (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
4.1	Share Exchange Agreement (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
5.1	Opinion of McMurdo Law Group, LLC, legal counsel (filed as an Exhibit to Form S-1, filed on August 22, 2022, and incorporated herein by reference.)
21.1	Subsidiaries
23.2	Consent of McMurdo Law Group, LLC (included in Exhibit 5.1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act
99.1	Subscription Agreement (filed as an Exhibit to Form S-1, filed on August 22, 2022, and incorporated herein by reference.)

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINVEST GROUP LTD.

Dated: April 14, 2023	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2023	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO
Dated: April 14, 2023
	By:	/s/ Wan Nyuk Ming
Wan Nyuk Ming, Director

Dated: April 14, 2023	By:	/s/ Ng Chian Yin
Ng Chian Yin, Director

Dated: April 14, 2023	By:	/s/ Khiow Hui, Lim
Khiow Hui, Lim Director

WINVEST GROUP LTD.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Winvest Group Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Winvest Group Ltd. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCOAB ID 5041)

We have served as the Company's auditor since 2020

Lakewood, CO

April 14, 2023

WINVEST GROUP LTD.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Cash	$37,148	$-
Accounts receivable	28,147	-
Prepaid expenses	155,354	-
Total current assets	220,648	-
Total Assets	$220,648	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$23,746	$5,961
Accrued liabilities	121,040	-
Notes payable-related parties	561,830	108,561
Total current liabilities	706,615	114,522
Total liabilities	706,615	114,522

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 227,838,680, shares issued and outstanding as of December 31, 2022, and December 31, 2021, respectively	227,839	227,839
Common stock, Par Value $0.001, 4,500,000,000 shares authorized, 17,411,217 and 16,510,563 issued and outstanding as of December 31, 2022, and December 31, 2021	17,411	16,511
Additional paid in capital	103,113,871	101,134,772
Accumulated deficit	(103,845,089)	(101,493,644)
Total Stockholders’ (Deficit)	(485,967)	(114,522)
Total Liabilities and Stockholders’ (Deficit)	$220,648	$-

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	Seven months ended December 31, 2021
Revenue	$89,260	$-
Cost of sales	51,722	-
Gross margin	37,538	-

Operating expenses:
Administrative expenses	$366,358	$82,224
Amortization of intangible assets	210,505	-
Impairment of goodwill and intangible assets	1,810,116	-
Total operating expenses	2,386,890	82,224
Loss from operations	(2,349,442)	(82,224)

Other (expense) income:
Interest expense	(2,133)	-
Other income	130	-
Other expenses, net	(2,003)	-

Net loss	$(2,351,445)	$(82,224)

Basic and diluted loss per common share	$(0.14)	$(0.01)

Weighted average number of shares outstanding	17,077,183	14,432,264

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, May 31, 2021	300,000,000	$300,000	2,081,719	$2,082	$101,077,040	$(101,411,420)	$(32,298)

Conversion of preferred stock to common stock	(72,161,320)	(72,161)	14,428,844	14,429	57,732		(0)

Net loss		-				(82,224)	(82,224)

Balance, December 31, 2021	227,838,680	$227,839	16,510,563	$16,511	$101,134,772	$(101,493,644)	$(114,522)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2021	227,838,680	$227,839	16,510,563	$16,511	$101,134,772	$(101,493,644)	$(114,522)

Reverse split rounding adjustment			654		(1)

Issuance of common stock for acquisitions			900,000	900	1,979,100		1,980,000

Net loss		-				(2,341,445)	(2,351,445)

Balance, December 31, 2022	227,838,680	$227,839	17,411,217	$17,411	$103,113,871	$(103,845,089)	$(485,967)

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	Seven Months Ended December 31, 2021
Cash flows used in operating activities
Net loss	$(2,351,445)	$(82,224)
Amortization of intangible assets	210,505
Impairment of goodwill and intangible assets	1,810,116
Changes in assets and liabilities		-
Accounts receivable	(28,147)
Prepaid expenses	(152,716)
Accounts payable	4,959	5,961
Accrued liabilities	121,040	-
Net cash used in operating activities	(385,688)	(76,263)

Cash flows provided by investing activities
Acquisition of a business, net of cash	29,817	-
Net cash provided by investing activities	29,817	-

Cash flows provided by financing activities
Proceeds from related party loans	393,019	76,263
Net cash provided by financing activities	$393,019	$76,263

Net increase in cash	37,148	-
Cash, beginning of period	-	-
Cash, end of period	$37,148	$-

The accompanying notes are an integral part of these financial statements.

WINVEST GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Winvest Group Ltd, “the Company” (formerly known as Zyrox Mining International Inc. until December 2021) was incorporated in the State of Nevada on June 3, 2009. Winvest Group Ltd began formal operations on June 3, 2009, with the principal purpose of developing, marketing, and selling software products through the Internet, and to provide web based services for individuals and small business. During 2010, this business was discontinued and management focused on developing a biodegradable plastic opportunity.

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

We are an early-stage company and making effort to reinstate the business. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market. We will require the funds from this offering in order to fully implement our business plan as discussed in the “Plan of Operation” section. During the period from November 2012 through April 2020, the Company was dormant.

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

On March 5, 2021, as a result of a private transaction, 300,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the “Shares”) of the Company, were transferred from Custodian Ventures, LLC (the “Seller”) to Wan Nyuk Ming, Ng Chian Yin, and Jeffrey Wong Kah Mun, respectively, based on their ownership of Winvest Group Limited (Cayman) (collectively, the “Purchaser”). As a result, the Purchaser became an approximately 90% holder of the voting rights of the issued and outstanding share capital of the Company on a fully diluted basis of the Company and became the controlling shareholders. The consideration paid for the Shares was $700,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or the Seller.

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

On September 14, 2021, The Board of Directors of Zyrox Mining International, Inc. voted to change the Company’s fiscal year end from May 31 st to December 31st in order to align it with its intended acquisition target. The Board of Directors of the Company approved this change on September 14, 2021.

On December 17, 2021, Zyrox Mining International, Inc (the “Company”), amended its articles of incorporation change its name to Winvest Group Ltd. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

Also on December 17, 2021, the Zyrox Mining International, Inc. amended its articles of incorporation to reverse split its common stock at a rate of 1 for 250 (the “Reverse”).

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

On December 17, 2021 Zyrox Mining International, Inc. amended its articles of incorporation change its name to Winvest Group Ltd. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

Also on December 17, 2021, the Zyrox Mining International, Inc. amended its articles of incorporation to reverse split its common stock at a rate of 1 for 250 (the “Reverse”).

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

Consequently, the Company has ceased to fall under the definition of shell company as define in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”) and TCG and IQI are now wholly owned subsidiaries

On May 25, 2022, the Board of Directors of Winvest Group Ltd. (the “Company”) appointed Khiow Hui, Lim as the Corporation’s Chief Strategic Officer and Charlene Logan Kelly as the Corporation’s Chief Intellectual Officer.

On June 13, 2022, the Board of Directors of Winvest Group Ltd. (the “Company”) appointed Khiow Hui, Lim to the Corporation’s Board of Directors.

On June 29, 2022, the Board of Directors of Winvest Group Ltd. (the “Company”) accepted the resignation of Tham Yee Wen as the Company’s Secretary. Also, on June 29, 2022, the Board of Directors of the Company appointed Khiow Hui, Lim as the Company’s Secretary.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since its inception. As of December 31, 2022, the Company had a working capital deficit of $485,967 and an accumulated deficit of $103,845,089. Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by Winvest Group Ltd. who is extending interest-free demand loans to the Company. The Company will be required to continue to rely on Winvest Group Ltd. until its operations become profitable.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of December 31, 2022, the financial statements were not impacted due to the application of Topic 606.

Production – Cost of Revenue

The cost of revenue is comprised of labor expense calculated based on an hourly labor rate provided by consultants and employees to produce revenue, as well as portion of office expense which is allocated to each project. Additionally, the cost of revenue includes direct expenses related to the revenues provided, such as managing the client’s Amazon sales channel through the creation of promotional advertisements to increase sales, translation of content into different languages, coordination of projects with different work teams to maximize client benefits, production crew for celebrity endorsements and video shooting, and salaries and wages of employees involved in creating and delivering these services.

Administrative Expense

Administrative expense includes office expense, legal, accounting and other professional fees and other expenses and fess associated with being a public company. These expense are recorded as incurred. A small portion of the office expense is allocated to the cost of revenue.

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

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. Initially the Company measures goodwill based upon the value of the consideration paid plus or minus net assets assumed. This initial measurement is subject to adjustment based on an independent third party valuation study performed within one year of the acquisition date. The goodwill arising from the Company’s acquisition is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist primarily of customer relationships. The useful life of these customer relationships is estimated to be three years.

Goodwill is not amortized but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess. As of December 31, 2022 the Company determined that goodwill and intangible assets had been fully impaired. As a result the Company recorded a charge of $1,810,116 for the year ended December 31, 2022.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2022, and December 31 2021, the Company’s cash equivalents totaled $37,148 and $-0- respectively.

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

NOTE 3 – BUSINESS ACQUISITION

On May 16, 2022, the Company entered into a share exchange agreement with The Catalyst Group Entertainment, LLC (“TCG”) and IQI Media, Inc (“IQI”) -see Note 1 to the financial statements.

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

The Company did not incur any issuance costs to issue debt or equity instruments used to effect the business combination. The Company’s acquisition related costs for legal and accounting expenses were approximately $30,000. The value of $2.20 per common share paid for consideration was derived based on the trading price of the Company’s common stock on the date of the transaction. The Company believes that represented the fair market value of common stock at the time of issuance.

The Company allocated the fair value of the total consideration paid of $2,035,288 as follows: $1,024,799 was allocated to goodwill and $1,010,489 was allocated to intangible assets, comprised primarily of customer relationships with a life of three years. The value of goodwill represented the Company’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill on December 31, 2022 to be zero and as a result fully impaired its goodwill and intangible assets and recorded an impairment charge of $1,810,116. As of December 31, 2022 and 2021, the balance of goodwill were $-0- and $-0-, respectively.

NOTE 4 – INTANGIBLE ASSETS

As of December 31, 2022, the balance of intangible assets was $-0-. During the years ended December 31, 2022, and 2021, the Company recorded $210,505 and $-0- in amortization expense, respectively.

NOTE 5 – EQUITY

Common Stock

As of December 31, 2022, the Company had 4,500,000,000 authorized shares of Common Stock with a par value of $0.001. As of December 31, 2022, and December 31, 2021, there were 17,411,217 and 16,510,563 shares of Common Stock issued and outstanding, respectively.

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

As of December 31, 2022, the Company has authorized 300,000,000 shares of Preferred Series A Stock. As of December 31, 2022, and December 31, 2021, there were 227,838,680 and 227,838,680 Preferred Series A shares issued and outstanding, respectively. Each share of preferred stock is convertible to 50 shares of common stock.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of December 31, 2022, and December 31, 2021.

NOTE 7 – NOTES PAYABLE-RELATED PARTY

As of December 31, 2022, and December 31, 2021, the balance of notes payable related parties was $561,830 and $108,561, respectively.

The Company’s financing subsequent to the change of control on June 30, 2021 has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands and the CEO of IQI. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of December 31, 2022, the balance of notes payable was comprised of $412,915 due to the Winvest Group Limited (Cayman) and $148,915 due to the CEO of IQI.

NOTE 8 – SUBSEQUENT EVENTS