Form 10-Q
period 2023-03-31
Winvest Group Ltd
filed 2023-05-19
CIK 1558740

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of May 18, 2023 there were 17,526,075 common shares were outstanding.

WINVEST GROUP LTD.

i

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WINVEST GROUP LTD.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash	$93,670	$37,148
Accounts receivable	44,378	28,147
Prepaid expenses	9,931	155,354
Total current assets	147,979	220,648
Total Assets	$147,979	$220,648

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	36,336	$23,746
Accrued liabilities	14,484	21,040
Project advances	100,000	100,000
Loan payable	46,538	-
Notes payable-related parties	633,339	561,830
Total current liabilities	830,698	706,615
Total liabilities	830,698	706,615

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 227,838,680, shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively	227,839	227,839
Common stock, Par Value $0.001, 4,500,000,000 shares authorized, 17,526,075 and 17,411,217 issued and outstanding as of March 31, 2023, and December 31, 2022	17,526	17,411
Additional paid in capital	103,571,797	103,113,871
Accumulated Deficit	(104,499,880)	(103,845,089)
Total Stockholders’ (Deficit)	(682,719)	(485,968)
Total Liabilities and Stockholders’ Deficit	147,979	$220,648

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WINVEST GROUP LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Revenue	$110,209	$-
Cost of sales	68,479	-
Gross margin	41,729	-

Operating expenses:
Administrative expenses	656,328	150,017
Professional fees	40,193	-
Total operating expenses	696,521	150,017
Loss from operations	(654,791)	(150,017)
Net loss	$(654,791)	$(150,017)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	17,476,303	16,511,217

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WINVEST GROUP LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2021	227,838,680	$227,839	$16,510,563	$16,511	$101,134,772	$(101,493,644)	$(114,522)

Reverse split rounding adjustment			654		(1)

Net loss		-				(150,017)	(150,017)

Balance, March 31,2022	227,838,680	$227,839	$16,511,217	$16,511	$101,134,771	$(101,643,661)	$(264,539)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2022	227,838,680	$227,839	17,411,217	$17,411	$103,113,871	$(103,845,089)	$(485,968)

Common stock issued for services			114,510	115	457,925		458,040

Misc. common stock adjustment			348

Net loss		-				(654,791)	(654,791)

Balance, March 31, 2023	227,838,680	$227,839	17,526,075	$17,525	$103,571,796	$(104,499,880)	$(682,719)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WINVEST GROUP LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash flows used in operating activities
Net loss	$(654,791)	$(150,017)
Stock based compensation	458,040
Changes in assets and liabilities
Accounts receivable	(16,231)
Prepaid expenses	145,422
Accounts payable	12,590	17,264
Accrued liabilities	(6,555)
Net cash used in operating activities	(61,526)	(132,753)

Cash flows provided used by financing activities
Loan proceeds	46,538
Repayments of related party loans	(80,000)
Proceeds from related party loans	151,510	132,753
Net cash provided by financing activities	118,048	132,753

Net increase (decrease) in cash	56,522	-
Cash, beginning of period	37,148	-
Cash, end of period	$93,670	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WINVEST GROUP LTD.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reverse Split

On January 27, 2022, the Company effected a 1 for 250 reverse stock split of its common stock. This split has been retroactively applied to all periods presented. All references to common stock in this Form 10-Q reflects this reverse split unless specifically stated otherwise.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since its inception. As of March 31, 2023, the Company had a working capital deficit of $682,719 and an accumulated deficit of $104,499,880. Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by Winvest Group Ltd. who is extending interest-free demand loans to the Company. The Company will be required to continue to rely on Winvest Group Ltd. until its operations become profitable.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities at the date of the financial statements. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of March 31, 2023, the financial statements were not impacted due to the application of Topic 606.

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

Administrative Expense

Administrative expenses include office expense, legal, accounting and other professional fees and other expenses and fess associated with being a public company. These expense are recorded as incurred. A small portion of the office expense is allocated to the cost of revenue.

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

Goodwill is not amortized but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess. As of December 31, 2022 the Company determined that goodwill and intangible assets had been fully impaired. As a result the Company recorded an impairment charge of $1,810,116 for the year ended December 31,2022.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2023, and March 31, 2022, the Company’s cash equivalents totaled $93,670 and $37,148 respectively.

Prepaid expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid expenses are recorded at fair market value.

Accrued liabilities

Accrued liabilities include credit card liabilities, and payroll and payroll taxes.

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

Project advances

Project advances represent unsecured, interest-free advances made by investors to help the Company fund film projects. If the film is successful the investor can recoup the money advanced as well as earning a royalty based upon the revenues generated by the film. The terms of this arrangement vary by film and by investor. The Company records royalties payable when it becomes probable that royalties will be payable. As of March 31, 2023 and December 31, 2022 the amount of project advances were $100,000 and $100,000, respectively.

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

NOTE 3. BUSINESS ACQUISITION

On May 16, 2022, the Company entered into a share exchange agreement with The Catalyst Group Entertainment, LLC (“TCG”) and IQI Media, Inc (“IQI”) - see Note 1 to the financial statements.

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

The Company allocated the fair value of the total consideration paid of $2,035,288 as follows: $1,024,799 was allocated to goodwill and $1,010,489 was allocated to intangible assets, comprised primarily of customer relationships with a life of three years. The value of goodwill represented the Company’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill on December 31, 2022 to be zero and as a result fully impaired its goodwill and intangible assets and recorded an impairment charge of $1,810,116. As of March 31, 2023 and 2022, the balances of goodwill and intangibles assets were $-0- and $-0-, respectively.

NOTE 5. NOTES PAYABLE

As of March 31, 2023 and December 31, 2022, the balance of notes payable was $46,538 and $-0-, respectively. On February 28, 2023 the company entered in a Paypal Business Loan at an annual interest rate of 19.19%. This facility allows for borrowings up to a maximum of $90,000. The Company initially borrowed $50,000 under this loan agreement and is required to pay $1730.77 per week for 52 weeks until the loan is paid off.

NOTE 6. NOTES PAYABLE-RELATED PARTIES

As of March 31, 2023, and December 31, 2022, the balance of notes payable related parties was $633,139 and $561,830, respectively.

The Company’s financing subsequent to the change of control on June 30, 2021 has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands and the CEO of IQI. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of March 31, 2023, the balance of notes payable was comprised of $568,089 due to the Winvest Group Limited (Cayman) and $65,250 due to the CEO of IQI.

NOTE 7. PROJECT ADVANCES

Project advances represent unsecured, interest-free advances made by investors to help the Company fund film projects. If the film is successful the investor can recoup the money advanced as well as earning a royalty based upon the revenues generated by the film. The terms of this arrangement vary by film and by investor. The Company records royalties payable when it becomes probable that royalties will be payable. As of March 31, 2023 and December 31, 2022 the amount of project advances were $100,000 and $100,000, respectively, and no royalties had been accrued.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of March 31, 2023, and December 31, 2022.

NOTE 9. EQUITY

Common Stock

As of March 31, 2023, the Company had 4,500,000,000 authorized shares of Common Stock with a par value of $0.001. As of March 31, 2023, and December 31, 2022, there were 17,526,075 and 17,411,217 shares of Common Stock issued and outstanding, respectively. During the three months ended March 31, 2023, the Company issued 114,510 restricted common shares to various individuals for services provided. These shares were valued at $4.00 each, based on the trading price of the Company’s common stock on the date the share issuance was approved by the company’s Board of Directors. As a result, the Company recorded stock based compensation expense of $458,040 for the three months ended March 31, 2023.

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

As of March 31, 2023, the Company has authorized 300,000,000 shares of Preferred Series A Stock. As of March 31, 2023, and December 31, 2022, there were 227,838,680 and 227,838,680 Preferred Series A shares issued and outstanding, respectively. Each share of preferred stock is convertible to 50 shares of common stock.

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

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenue

For the three months ended March 31, 2023, we recorded $110,209 in revenue compared to $-0- during the three months ended March 31, 2022. The revenue during the three months ended March 31, 2023 was generated by the Company’s IQI subsidiary which was not a subsidiary of the company during the same period in 2022. We are in the process of developing our strategic business plan going forward and, therefore, revenue may vary from period to period.

Operating expenses

Operating expenses for the three month ended March 31, 2023 was $696,328 compared to $150,017 during the three months ended March 31, 2022. Operating expenses for the three months ended March 31, 2023 includes $458,040 in non-cash stock based compensation compared to $-0- during the same period in 2022. Excluding stock based compensation, operating expenses in 2023 period and 2022 period were $238,481 and $150,017. Excluding stock based compensation, the significant increase in operating expenses in the three months ended March 31, 2022 compared to the same period in 2022 is due to the extra expenses associated with becoming an operating company in 2023 which includes $40,193 in professional fees in the 2023 period compared to $-0- in the 2022 period.

Net loss

As a result of the foregoing, we had a loss of $654,791 for the three months ended March 31, 2023 compared to $150,017 for the three months ended March 31, 2022.

Liquidity and Capital Resources

We had $93,670 in cash on hand as of March 31, 2023.

Net cash used in operating activities was $61,526 for the three months ended March 31, 2023, compared to $132,753 for the three months ended March 31, 2022. The decrease in cash used in operating activities during the three months ended March 31, 2023 was primarily due to changes in assets and liabilities in the 2023 period compared to 2022.

Net cash provided by financing activities was $118,048 for the three months ended March 31, 2023, compared to $132,753 for the three months ended March 30, 2022. The slight decrease is attributable to lower levels of loans received net of repayments in the 2023 period compared to 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for many years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company. As of March 31, 2023 we have concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since November 2012. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of March 31, 2023, and March 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2023, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from November 2012 until March 31, 2023; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended March 31, 2023 and March 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three months ended March 31, 2023, the Company issued 114,510 restricted common shares to various individuals for services provided. These shares were valued at $4.00 each, based on the trading price of the Company’s common stock on the date the share issuance was approved by the company’s Board of Directors. As a result, the Company recorded stock based compensation expense of $458,040 for the three months ended March 31, 2023.

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

Winvest Group Ltd.
(Registrant)

May 19, 2023	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO