Form 10-Q
period 2023-06-30
Winvest Group Ltd
filed 2023-08-14
CIK 1558740

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

As of August 14, 2023 there were 17,526,075 common shares outstanding.

WINVEST GROUP LTD.

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

WINVEST GROUP LTD.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash	$113,195	$37,148
Accounts receivable	15,419	28,147
Accounts receivable - other	14,310	-
Prepaid expenses	7,299	155,354
Total current assets	150,223	220,648
Other assets	1,094	-
Total Assets	$151,317	$220,648

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$64,393	$23,746
Accrued liabilities	15,704	21,040
Project advances	100,000	100,000
Loan payable	64,118	-
Notes payable-related parties	706,093	561,830
Total current liabilities	950,308	706,615
Total liabilities	950,308	706,615

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 227,838,680, shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	227,839	227,839
Common stock, Par Value $0.001, 4,500,000,000 shares authorized, 17,526,075 and 17,411,217 issued and outstanding as of June 30, 2023, and December 31, 2022	17,526	17,411
Additional paid in capital	103,571,797	103,113,871
Accumulated deficit	(104,616,153)	(103,845,089)
Total Stockholders’ Deficit	(798,991)	(485,968)
Total Liabilities and Stockholders’ Deficit	$151,317	$220,648

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WINVEST GROUP LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Revenue	$54,769	$4,000	$164,978	$4,000
Cost of sales	39,828	-	108,307	-
Gross margin	14,941	4,000	56,671	4,000

Operating expenses:
Administrative expenses	116,595	57,949	772,924	207,966
Professional fees	22,833	42,090	63,025	42,090
Total operating expenses	139,428	100,039	835,949	250,056

Loss from operations	(124,487)	(96,039)	(779,278)	(246,056)

Other (expense) income:
Interest expense	(6,099)	(192)	(6,099)	(192)
Other income	14,313	129	14,313	129
Other expenses, net	8,214	(63)	8,214	(63)

Net loss	$(116,273)	$(96,102)	$(771,064)	$(246,119)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.04)	$(0.01)

Weighted average number of shares outstanding	17,526,075	16,966,162	17,501,327	16,744,919

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WINVEST GROUP LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2021	227,838,680	$227,839	16,510,563	$16,511	$101,134,772	$(101,493,644)	$(114,522)

Reverse split rounding adjustment			654		(1)

Net loss		-				(150,017)	(150,017)

Balance, March 31,2022	227,838,680	$227,839	16,511,217	$16,511	$101,134,771	$(101,643,661)	$(264,539)

Issuance of common stock for acquisitions			900,000	900	1,979,100		1,980,000

Net loss		-				(96,102)	(96,102)

Balance, June 30, 2022	227,838,680	$227,839	17,411,217	$17,411	$103,113,871	$(101,739,763)	$1,619,358

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2022	227,838,680	$227,839	17,411,217	$17,411	$103,113,871	$(103,845,089)	$(485,968)

Common stock issued for services			114,510	115	457,925		458,040

Misc. common stock adjustment			348				-

Net loss		-		-	-	(654,791)	(654,791)

Balance, March 31, 2023	227,838,680	$227,839	17,526,075	$17,526	$103,571,797	$(104,499,880)	$(682,719)

Net loss		-		-	-	(116,273)	(116,273)

Balance, June 30, 2023	227,838,680	$227,839	17,526,423	$17,526	$103,571,797	$(104,616,153)	$(798,991)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WINVEST GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash flows used in operating activities
Net loss	$(771,064)	$(246,119)
Amortization of intangible assets		42,090
Stock based compensation	458,040	-
Changes in assets and liabilities
Accounts receivable	12,727	-
Accounts receivable-other	(14,310)	-
Prepaid expenses	148,054	-
Other assets	(1,094)	-
Accounts payable	40,649	1,048
Accrued liabilities and project advances	(5,336)	12,354
Net cash (used in) operating activities	(132,334)	(190,626)

Cash flows provided by investing activities
Acquisition of a business, net of cash	-	29,800
Net cash provided by investing activities	-	29,800

Cash flows provided by financing activities
Loan proceeds	64,118	-
Repayments of related party loans	(113,736)	-
Proceeds from related party loans	257,999	252,425
Net cash provided by financing activities	208,381	252,425

Net increase in cash	76,047	91,598
Cash, beginning of period	37,148	-
Cash, end of period	$113,195	$91,598

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

On November 8, 2010, the Company entered into an agreement to acquire 100% of the Membership Interests of WSVPA Bio Products Incorporated, a Nevada LLC in consideration for 102,238,200 shares of common stock. After completion of their due diligence, WSPVA formally closed the transaction on May 12, 2012. The Company subsequently received 500,000,000 Class “A” membership units and 1,000,000 Class “B” membership units representing 100% of the membership interest of WSPVA (dissolvingplastic.com) in return for 102,238,200 common shares of the Company and WSPVA is now a wholly owned subsidiary of the Company.

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

On March 5, 2021, as a result of a private transaction, 300,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the “Shares”) of the Company, were transferred from Custodian Ventures, LLC (the “Seller”) to Wan Nyuk Ming, Ng Chian Yin, and Jeffrey Wong Kah Mun, respectively, based on their ownership of Winvest Group Limited (Cayman) (collectively, the “Purchaser”). As a result, the Purchaser became approximately 90% holder of the voting rights of the issued and outstanding share capital of the Company on a fully diluted basis of the Company and became the controlling shareholders. The consideration paid for the Shares was $700,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or the Seller.

Other than as described below, there are no arrangements or understandings between either the former and new control persons and their associates with respect to the election of directors of the Company or other matters.

On April 14, 2021, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director.

On September 14, 2021, The Board of Directors of Zyrox Mining International, Inc. voted to change the Company’s fiscal year end from May 31 to December 31 in order to align it with its intended acquisition target. The Board of Directors of the Company approved this change on September 14, 2021.

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

On December 17, 2021 Zyrox Mining International, Inc. amended its articles of incorporation to change its name to Winvest Group Ltd. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since its inception. As of June 30, 2023, the Company had a working capital deficit of $800,085 and an accumulated deficit of $104,616,153. Because the Company does not expect that the existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by Winvest Group Ltd. who is extending interest-free demand loans to the Company. The Company will be required to continue to rely on Winvest Group Ltd. until its operations become profitable.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of June 30, 2023, the financial statements were not impacted due to the application of Topic 606.

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

Administrative Expense

Administrative expenses include office expenses, legal, accounting and other professional fees and other expenses and fess associated with being a public company. These expense are recorded as incurred. A small portion of the office expense is allocated to the cost of revenue.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2023, and December 31, 2022, the Company’s cash equivalents totaled $113,195 and $37,148 respectively.

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

Project advances

Project advances represent unsecured, interest-free advances made by investors to help the Company fund film projects. If the film is successful the investor can recoup the money advanced as well as earning a royalty based upon the revenues generated by the film. The terms of this arrangement vary by film and by investor. The Company records royalties payable when it becomes probable that royalties will be payable. As of June 30, 2023 and December 31, 2022 the amount of project advances were $100,000 and $100,000, respectively.

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

Net assets acquired and liabilities assumed:

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

The Company allocated the fair value of the total consideration paid of $2,035,288 as follows: $1,024,799 was allocated to goodwill and $1,010,489 was allocated to intangible assets, comprised primarily of customer relationships with a life of three years. The value of goodwill represented the Company’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill on December 31, 2022 to be zero and as a result fully impaired its goodwill and intangible assets and recorded an impairment charge of $1,810,116. As of June 30, 2023 and December 31, 2022, the balances of goodwill and intangibles assets were $-0- and $-0-, respectively.

NOTE 5. NOTES PAYABLE

As of June 30, 2023 and December 31, 2022, the balance of notes payable was $64,118 and $-0-, respectively. On February 28, 2023 the Company entered into a Paypal Business Loan at an annual interest rate of 19.19%. This facility allows for borrowings up to a maximum of $90,000. The Company initially borrowed $50,000 under this loan agreement and is required to pay $1730.77 per week for 52 weeks until the loan is paid off.

NOTE 6. NOTES PAYABLE-RELATED PARTIES

As of June 30, 2023, and December 31, 2022, the balance of notes payable to related parties was $706,093 and $561,830, respectively. These notes have been provided on an interest-free demand basis to the Company.

The Company’s financing subsequent to the change of control on June 30, 2021 primarily has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands; and from the CEO of the Company’s IQI subsidiary. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of June 30, 2023, the balance of notes payable was comprised of $671,579 due to the Winvest Group Limited (Cayman) and $31,514 due to the CEO of IQI and $3,000 due to the CEO of the Company.

NOTE 7. PROJECT ADVANCES

Project advances represent unsecured, interest-free advances made by investors to help the Company fund film projects. If the film is successful the investor can recoup the money advanced as well as earning a royalty based upon the revenues generated by the film. The terms of this arrangement vary by film and by investor. The Company records royalties payable when it becomes probable that royalties will be payable. As of June 30, 2023 and December 31, 2022 the amount of project advances were $100,000 and $100,000, respectively, and no royalties had been accrued.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of June 30, 2023, and December 31, 2022.

NOTE 9. EQUITY

Common Stock

As of June 30, 2023, the Company had 4,500,000,000 authorized shares of Common Stock with a par value of $0.001. As of June 30, 2023, and December 31, 2022, there were 17,526,075 and 17,411,217 shares of Common Stock issued and outstanding, respectively. During the six months ended June 30, 2023, the Company issued 114,510 restricted common shares to various individuals for services provided. These shares were valued at $4.00 each, based on the trading price of the Company’s common stock on the date the share issuance was approved by the company’s Board of Directors. As a result, the Company recorded stock based compensation expense of $458,040 for the six months ended June 30, 2023.

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

As of June 30, 2023, the Company has authorized 300,000,000 shares of Preferred Series A Stock. As of June 30, 2023, and December 31, 2022, there were 227,838,680 and 227,838,680 Preferred Series A shares issued and outstanding, respectively. Each share of preferred stock is convertible to 50 shares of common stock.

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

Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenue

For the six months ended June 30, 2023, we recorded $164,978 in revenue compared to $4,000 during the six months ended June 30, 2022. The revenue during the six months ended June 30, 2023 was generated by the Company’s IQI subsidiary which was a newly acquired entity in 2022 that was just beginning operations. We are in the process of developing our strategic business plan going forward and, therefore, revenue may vary from period to period.

Operating expenses

Operating expenses for the six month ended June 30, 2023 was $835,949 compared to $250,056 during the six months ended June 30, 2022. Operating expenses for the six months ended June 30, 2023 includes $458,040 in non-cash stock based compensation compared to $-0- during the same period in 2022. Excluding stock based compensation, operating expenses in the 2023 period and 2022 period were $377,909 and $250,056, respectively. Excluding stock based compensation, the significant increase in operating expenses in the six months ended June 30, 2022 compared to the same period in 2022 is due to the extra expenses associated with becoming an operating company in 2023.

Net loss

As a result of the foregoing, we had a loss of $(771,064) or $(.04) per share for the six months ended June 30, 2023, compared to $(246,119) or $(0.01) per share for the six months ended June 30, 2022.

Liquidity and Capital Resources

We had $113,195 in cash on hand as of June 30, 2023.

Net cash used in operating activities was $132,334 for the six months ended June 30, 2023, compared to $190,626 for the six months ended June 30, 2022. The decrease in cash used in operating activities during the six months ended June 30, 2023 was primarily due to changes in assets and liabilities in the 2023 period compared to 2022.

Net cash provided by financing activities was $208,381 for the six months ended June 30, 2023, compared to $252,425 for the six months ended June 30, 2022. The decrease is attributable to lower levels of loans received net of repayments in the 2023 period offset by new loan proceeds in 2023, compared to 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for many years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company. As of June 30, 2023 we have concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since November 2012. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of June 30, 2023, and June 30, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2023, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from November 2012 until June 30, 2023; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended June 30, 2023 and June 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

During the six months ended June 30, 2023, the Company issued 114,510 restricted common shares to various individuals for services provided. These shares were valued at $4.00 each, based on the trading price of the Company’s common stock on the date the share issuance was approved by the company’s Board of Directors. As a result, the Company recorded stock based compensation expense of $458,040 for the six months ended June 30, 2023.

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

Winvest Group Ltd.
(Registrant)

August 14, 2023	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO