Form 10-Q
period 2023-09-30
Winvest Group Ltd
filed 2023-11-20
CIK 1558740

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of November 20, 2023 there were 18,326,075 common shares outstanding.

WINVEST GROUP LTD.

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash	$43,811	$37,148
Accounts receivable	4,100	28,147
Accounts receivable other	14,310	-
Prepaid expenses	62,181	155,354
Total current assets	124,402	220,648
Investments	800	-
Security deposit	1,094	-
Total Assets	$126,296	$220,648

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$38,031	$23,746
Accrued liabilities	15,938	21,040
Deferred revenue	40,071	-
Project advances	100,000	100,000
Loan payable	41,937	-
Notes payable-related parties	751,649	561,830
Total current liabilities	987,626	706,615
Total liabilities	987,626	706,615

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 227,838,680, shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	227,839	227,839
Common stock, Par Value $0.001, 4,500,000,000 shares authorized, 18,326,075 and 17,411,217 issued and outstanding as of September 30, 2023, and December 31, 2022	18,326	17,411
Additional paid in capital	103,571,797	103,113,871
Accumulated Deficit	(104,679,292)	(103,845,089)
Total Stockholders’ (Deficit)	(861,330)	(485,968)
Total Liabilities and Stockholders’ (Deficit)	$126,296	$220,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Revenue	$50,000	$4,350	$214,978	$8,350
Cost of sales -related party	15,000	-	15,000	-
Cost of sales	-	477	108,307	477
Gross margin	35,000	3,873	91,671	7,873

Operating expenses:
Administrative expenses	54,782	67,054	827,706	275,020
Professional fees	39,989	84,217	103,014	126,307
Total operating expenses	94,771	151,270	930,720	401,327
Loss from operations	(59,771)	(147,397)	(839,049)	(393,454)

Other (expense) income:
Interest expense	(3,368)	(606)	(9,467)	(797)
Other income	-	-	14,313	129
Other expenses, net	(3,368)	(606)	4,846	(668)
Net loss	$(63,139)	$(148,003)	$(834,203)	$(394,122)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.05)	$(0.02)

Weighted average number of shares outstanding	18,326,075	16,966,000	17,776,243	16,966,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2021	227,838,680	$227,839	$16,510,563	$16,511	$101,134,772	$(101,493,644)	$(114,522)

Reverse split rounding adjustment			654		(1)

Net loss		-		-	-	(150,017)	(150,017)

Balance, March 31,2022	227,838,680	$227,839	16,511,217	16,511	101,134,771	$(101,643,661)	$(264,539)

Issuance of common stock for acquisitions			900,000	900	1,979,100		1,980,000

Net loss		-		-	-	(96,102)	(96,102)

Balance, June 30, 2022	227,838,680	$227,839	17,411,217	$17,411	$103,113,871	$(101,739,763)	$1,619,358

Net loss		-		-	-	(148,003)	(148,003)

Balance, September 30, 2022	227,838,680	$227,839	17,411,217	$17,411	$103,113,871	$(101,983,868)	$1,471,355

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2022	227,838,680	$227,839	17,411,217	$17,411	$103,113,871	$(103,845,089)	$(485,968)

Common stock issued for services			114,510	115	457,925		458,040

Misc. common stock adjustment			348

Net loss		-		-	-	(654,791)	(654,791)

Balance, March 31, 2023	227,838,680	$227,839	17,526,075	$17,526	$103,571,797	$(104,499,880)	$(682,719)

Net loss		-		-	-	(116,273)	(116,273)

Balance, June 30, 2023	227,838,680	$227,839	17,526,075	$17,526	$103,571,797	$(104,616,153)	$(798,992)

Common shares issued as investment			800,000	800			800

Net loss		-		-	-	(63,139)	(63,139)

Balance, September 30, 2023	227,838,680	$227,839	800,000	$18,326	$103,571,797	$(104,679,292)	$(861,330)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Cash flows used in operating activities
Net loss	$(834,203)	$(394,122)
Amortization of intangible assets	-	126,307
Stock based compensation	458,040	-
Changes in assets and liabilities
Accounts receivable	24,047	-
Accounts receivable-other	(14,310)	-
Prepaid expenses	93,172	-
Other assets	(1,094)	-
Accounts payable	14,284	1,048
Accrued liabilities and project advances	(5,101)	12,355
Deferred revenue	40,071	-
Net cash (used in) operating activities	(225,094)	(254,412)

Cash flows provided (used in) investing activities
Acquisition of a business, net of cash	-	15,490
Net cash provided by investing activities	-	15,490

Cash flows provided used by financing activities
Loan proceeds	41,937	-
Repayments of related party loans	(113,736)	-
Proceeds from related party loans	303,556	252,425
Net cash provided by financing activities	231,757	252,425

Net increase in cash	6,663	13,502
Cash, beginning of period	37,148	-
Cash, end of period	$43,811	$13,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WINVEST GROUP LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of condensed financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Reverse Split

On January 27, 2022, the Company effected a 1 for 250 reverse stock split of its common stock. This split has been retroactively applied to all periods presented. All references to common stock in this Form 10-Q reflects this reverse split unless specifically stated otherwise.

Management’s Representation of Interim Condensed Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed consolidated financial statements. The Company has incurred operating losses since its inception. As of September 30, 2023, the Company had a working capital deficit of $863,224 and an accumulated deficit of $104,679,292. Because the Company does not expect that the existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by Winvest Group Ltd. who is extending interest-free demand loans to the Company. The Company will be required to continue to rely on Winvest Group Ltd. until its operations become profitable.

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities at the date of the condensed consolidated financial statements. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of September 30, 2023, the condensed financial statements were not impacted due to the application of Topic 606.

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

If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our condensed consolidated financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we record those adjustments to our condensed consolidated financial statements.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2023, and December 31, 2022, the Company’s cash equivalents totaled $43,811 and $37,148 respectively.

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

Project advances

Project advances represent unsecured, interest-free advances made by investors to help the Company fund film projects. If the film is successful the investor can recoup the money advanced as well as earning a royalty based upon the revenues generated by the film. The terms of this arrangement vary by film and by investor. The Company records royalties payable when it becomes probable that royalties will be payable. As of September 30, 2023 and December 31, 2022 the amount of project advances were $100,000 and $100,000, respectively.

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

We adopted ASC 842 on June 1, 2020. The adoption of this guidance did not have any impact on our condensed financial statements because we have no leases.

NOTE 3. BUSINESS ACQUISITION

On May 16, 2022, the Company entered into a share exchange agreement with The Catalyst Group Entertainment, LLC (“TCG”) and IQI Media, Inc (“IQI”) - see Note 1 to the condensed financial statements.

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

Consideration paid:

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

The Company allocated the fair value of the total consideration paid of $2,035,288 as follows: $1,024,799 was allocated to goodwill and $1,010,489 was allocated to intangible assets, comprised primarily of customer relationships with a life of three years. The value of goodwill represented the Company’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill on December 31, 2022 to be zero and as a result fully impaired its goodwill and intangible assets and recorded an impairment charge of $1,810,116. As of September 30, 2023 and December 31, 2022, the balances of goodwill and intangibles assets were $-0- and $-0-, respectively.

NOTE 4. NOTES PAYABLE

As of September 30, 2023 and December 31, 2022, the balance of notes payable was $41,937 and $-0-, respectively. On February 28, 2023 the Company entered into a Paypal Business Loan at an annual interest rate of 19.19%. This facility allows for borrowings up to a maximum of $90,000. The Company initially borrowed $50,000 under this loan agreement and is required to pay $1730.77 per week for 52 weeks until the loan is paid off.

NOTE 5. NOTES PAYABLE-RELATED PARTIES

As of September 30, 2023, and December 31, 2022, the balance of notes payable to related parties was $751,093 and $561,830, respectively. These notes have been provided on an interest-free demand basis to the Company.

The Company’s financing subsequent to the change of control on June 30, 2021 primarily has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands; and from the CEO of the Company’s IQI subsidiary. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of September 30, 2023, the balance of notes payable was comprised of $690,135 due to the Winvest Group Limited (Cayman) and $58,514 due to the CEO of IQI and $3,000 due to the CEO of the Company.

NOTE 6. PROJECT ADVANCES

Project advances represent unsecured, interest-free advances made by investors to help the Company fund film projects. If the film is successful the investor can recoup the money advanced as well as earning a royalty based upon the revenues generated by the film. The terms of this arrangement vary by film and by investor. The Company records royalties payable when it becomes probable that royalties will be payable. As of September 30, 2023 and December 31, 2022 the amount of project advances were $100,000 and $100,000, respectively, and no royalties had been accrued.

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of September 30, 2023, and December 31, 2022.

NOTE 8. EQUITY

Common Stock

As of September 30, 2023, the Company had 4,500,000,000 authorized shares of Common Stock with a par value of $0.001. As of September 30, 2023, and December 31, 2022, there were 18,326,075 and 17,411,217 shares of Common Stock issued and outstanding, respectively.

During the six months ended June 30, 2023, the Company issued 114,510 restricted common shares to various individuals for services provided. These shares were valued at $4.00 each, based on the trading price of the Company’s common stock on the date the share issuance was approved by the Company’s Board of Directors. As a result, the Company recorded stock based compensation expense of $458,040 for the nine months ended September 30, 2023.

During the three months ended the Company issued 800,000 shares of its common stock in exchange for 800,000 shares of Series A Preferred A Stock of Infinity Fund Australia PTY LTD (“Infinity”). Since Infinity is a privately held entity without any published financial information, the Infinity shares were valued at par value of the Company’s stock or $800, and recorded as an investment on the Company’s balance sheet.

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

As of September 30, 2023, the Company has authorized 300,000,000 shares of Preferred Series A Stock. As of September 30, 2023, and December 31, 2022, there were 227,838,680 and 227,838,680 Preferred Series A shares issued and outstanding, respectively. Each share of preferred stock is convertible to 50 shares of common stock.

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

Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenue

For the nine months ended September 30, 2023, we recorded $214,978 in revenue compared to $8,350 during the nine months ended September 30, 2022. The majority of the revenue during the nine months ended September 30, 2023 was generated by the Company’s IQI subsidiary which was a newly acquired entity in 2022 that was just beginning operations. We are in the process of developing our strategic business plan going forward and, therefore, revenue may vary from period to period.

Operating expenses

Operating expenses for the nine month ended September 30, 2023 was $918,160 compared to $401,237 during the nine months ended September 30, 2022. Operating expenses for the nine months ended September 30, 2023 includes $458,040 in non-cash stock based compensation compared to $-0- during the same period in 2022. Excluding stock based compensation, operating expenses in the 2023 period and 2022 period were $460,120 and $401,327, respectively. Excluding stock based compensation, the significant increase in operating expenses in the nine months ended September 30, 2022 compared to the same period in 2022 is due to the extra expenses associated with becoming an operating company in 2023.

Net loss

As a result of the foregoing, we had a loss of $834,203 or $0.05 per share for the nine months ended September 30, 2023, compared to $394,122 or $0.02 per share for the nine months ended September 30, 2022.

Liquidity and Capital Resources

We had $43,811 in cash on hand as of September 30, 2023.

Net cash used in operating activities was $225,094 for the nine months ended September 30, 2023, compared to $254,214 for the nine months ended September 30, 2022. The decrease in cash used in operating activities during the nine months ended September 30, 2023 was primarily due to changes in assets and liabilities in the 2023 period compared to 2022.

Net cash provided by financing activities was $231,757 for the nine months ended September 30, 2023, compared to $252,425 for the nine months ended September 30, 2022. The decrease is attributable to lower levels of loans received net of repayments in the 2023 period offset by new loan proceeds in 2023, compared to 2022.

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

We adopted ASC 842 on September 1, 2020. The adoption of this guidance did not have any impact on our financial statements because we have no leases.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for many years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company. As of September 30, 2023 we have concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since November 2012. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of September 30, 2023, and September 30, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2023, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from November 2012 until September 30, 2023; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended September 30, 2023 and September 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

During the nine months ended September 30, 2023, the Company issued 114,510 restricted common shares to various individuals for services provided. These shares were valued at $4.00 each, based on the trading price of the Company’s common stock on the date the share issuance was approved by the company’s Board of Directors. As a result, the Company recorded stock based compensation expense of $458,040 for the nine months ended September 30, 2023.

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

Winvest Group Ltd.
(Registrant)

November 20, 2023	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO