Form 10-K
period 2023-12-31
Winvest Group Ltd
filed 2024-04-19
CIK 1558740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2023 ($4.00 per share), the last business day of the registrant’s most recently completed second fiscal quarter, was $69,024,300.

There were 635,159,075 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 19, 2024.

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

Est Budget: $11 million

Format: 22 X: 11-minute episodes

Demographic – 4-10 years old, family

For This Whole World, we have attached Mark Baldo as director/ writer and Charlene Kelly as producer/writer, to engage their service in incorporating the present vision of the project into an episodic breakdown for the series format in preparation for the steps outlined.

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

IQI, through its partnership with Baboon Animation’s Mike de Seve & John Reynolds (collectively, “IQI-Baboon”), is developing a new story for the Winnie-the-Pooh prequel franchise where the bear cub who will do ANYTHING to get that honey that he loves more than life itself. The story should be showcased on both large and small screens, with the release slated for 2025. A press release with further details is available at IQI’s official website and https://kidscreen.com/2022/12/15/baboon-animation-and-iqi-line-up-a-pooh-prequel/

“We’re telling the surprising origin story of the ‘silly young bear’ and his friends, when they were still kids, in a way designed to connect with 21st-century kids,” say Reynolds.

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

Employees

As of December 31, 2023, WNLV, TCG and IQI currently have an aggregate of __ employees. We anticipate hiring additional employees in the next twelve months. We anticipate hiring necessary personnel based on an as needed basis.

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

During the year ended December 31, 2023, the Company’s aggregate total revenue was $339,943, and had a net loss of $863,674.

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

We have earned an aggregate of $339,943 in revenue since January 1, 2023. We expect to continue to incur additional losses in the foreseeable future as a result of our film production activities. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our Common Stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. If we are unable to secure additional financing in the future on acceptable terms, or at all, we could be forced to reduce or discontinue film development, reduce or forego sales and marketing efforts, and forego attractive business opportunities in order to improve liquidity to enable the Company to continue its operations. There are also risks and uncertainties inherent to the film industry including the highly speculative nature of the industry, intense competition, the lack of industry experience of the stockholders of the Company. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in the Company.

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

Concentration of Ownership in Certain Individuals may allow such Shareholders to Control the Company’s Business

The holders of our Series A Preferred Stock control a majority of the voting interest of the Company. Following the offering, such shareholders will still hold a majority of the interest of the Company. On the basis of 18,326,075 outstanding shares as of December 31, 2023, a minimum of 186,926 shares of Series A preferred stock must be kept to maintain 51% control over shareholder-approved measures. Future issuances of Series A Preferred Stock could further dilute the existing holders of common stock. The conversion of Series A Preferred Stock is entirely optional and it can happen at any time. As a result, these shareholders will be able to exercise control over virtually all matters requiring shareholder approval, including the election of directors and approval of significant corporation transactions. Thus, these individuals who make up the present management will be able to maintain their positions and effectively operate the Company’s business, regardless of other investors’ preferences.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our mailing address is 50 West Liberty Street Suite 880, Reno NV 89501. The Company’s wholly owned subsidiary’s, TCG’s, address is 8383 Wilshire Blvd, Suite 255, Beverly Hills, CA 90211. The Company’s wholly owned subsidiary’s, IQI’s, monthly month-to-month leased office address is 1055 East Colorado Boulevard, Suite 500, Pasadena, California 91106, United States. The monthly fees are $1,129.00 for IQI and do not apply for TCG, respectively.

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

	High	Low
2023
First Quarter (January 1 – March 31)	$8.50	$4.00
Second Quarter (April 1 – June 30)	4.00	4.00
Third Quarter (July 1 – September 30)	4.00	4.00
Fourth Quarter (October 1 – December 31)	8.92	3.11

2022
First Quarter (January 1 – March 31)	$27.25	$2.50
Second Quarter (April 1 – June 30)	9.50	2.20
Third Quarter (July 1 – September 30)	8.50	4.00
Fourth Quarter (October 1 – December 31)	8.50	8.50

Holders

On March 15, 2024 the closing bid price of our common stock as reported on the OTC Pink Sheets was $1.92 and there were approximately 191 shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Issuances and Sales of Unregistered Securities

During the year ended December 31, 2023, the Company recorded the issuances of unregistered securities of an aggregate of 114,510 shares of common stock of the Company to the parties listed below on the issuance summary in exchange for services rendered by the parties, respectively. These shares were partially issued and there was a balance of 101,000 shares of common stock authorized for issuance. The cost basis of each of the shares is $0.001.

1.	Liu Mei Yuan

2.	Wang Hsin Han

3.	Lee Huei Ru

4.	Lin Yu Hsuan

5.	Tsai Yi Ming

6.	Tung Ying Chieh

7.	Mo Shang Yi

8.	Yu Ching-Hua

9.	Hsu Ta-Kuang

10.	Chen Chien An

11.	Chiu Yi Chuan

12.	Ip Hay Ling

The above issuances and sales were made pursuant to an exemption from registration as set forth in Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Winvest Group Ltd. (the “Company” or “Winvest”) should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Annual Report on Form 10-K includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors,” which are included elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

Results of Operations for the Twelve Months Ended December 31, 2023, Compared to the Twelve Months Ended December 31, 2022

Revenue

Our revenues for the year ended December 31, 2023, were $339,943, as compared to revenues of $89,260 during the year ended December 31, 2022. The increase in revenues is attributable to increased revenue at both IQI and Winvest.

Operating expenses

Our operating expenses were $1,082,750 for the year ended December 31, 2023, as compared to $2,386,980 for the year ended December 31, 2022. The operating expenses for the year ended December 31, 2022 includes $210,505 in amortization of intangible assets and $1,810,116 in the impairment of goodwill and intangible assets compared to zero for these two items in 2023. Excluding these items, operating expenses comprised of general and administrative expense were $1,087,750 for the 2023 year compared to $366,358 for the 2022 year. The period ended December 31, 2023 includes $458,040 in non-cash stock based compensation compared to zero in 2022. Excluding stock based compensation in 2023, general and administrative expenses were $624,710 in 2023 compared to 366,358 in 2022. The significant increase in the 2022 period is due to the expansion of operating activities and expenses at the Company in order to begin generating revenue.

Net loss

As a result of the foregoing we incurred a loss of $875,464 or $(0.05) per share for the year ended December 31, 2023, compared to a loss of $(0.14) for the year ended December 31, 2022.

Liquidity and Capital Resources

We had $45,070 in cash on hand as of December 31, 2023.

Net cash used in operating activities for the year ended December 31, 2023, was $230,075 compared to $385,688 in net cash used for the year ended December 31, 2022. The decrease in net cash used is primarily attributable to decreased operating losses in the 2023 year compared to 2022.

Net cash used provided by investing activities for the year ended December 31, 2023, was $-0- compared to $29,817 for the year ended December 31, 2022 due to the acquisition of IQI and TCG in 2022.

Net cash provided by financing activities was $237,997 for the year ended December 31, 2023, compared to $393,019 for the period ended December 31, 2022. The decrease in 2023 compared to 2022 is primarily attributable to due to a decrease in free loans provided by related parties from $393,019 in 2022 compared to $333,063 in 2023, repayments of $113,736 in related parted loans in 2023 compared to no repayment in 2022, partially offset by a new loan of $18,760 in 2023 compared to zero in 2022.

Employees

WNLV, TCG and IQI currently have an aggregate of 6 employees. We anticipate hiring additional employees in the next twelve months. We anticipate hiring necessary personnel based on an as needed basis.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

During the years ended December 31, 2023 and December 31, 2022 we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the Commission’s Regulation S-K. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for many years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company. As of December 31, 2023, we have concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since November 2012. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of December 31, 2023 and December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from November 2012 until December 31, 2023; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our condensed consolidated financial statements as of December 31, 2023.

Management believes that the material weaknesses set forth above did not have an effect on our financial results because the activity during this period was nominal. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside Directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our condensed consolidated financial statements in future periods.

Management has, in 2023, appointed a local-based director and officer for ease of operations. As the Company progresses, our management expect to further recruit a local corporate secretary, establish an audit committee, appoint a local independent non-executive director, and ensure that board members have current and pertinent financial experience.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended December 31, 2023 and December 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are expressed in Canadian dollars.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, investments income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds, the fair value of which approximates cost. The Company maintains its cash balances with a high-credit-quality financial institution. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents. As of December 31, 2023 and December 31, 2022 the balance of cash was $45,070 and $37,148, respectively.

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

As of December 31, 2023 and December 31, 2022 the balances of accounts receivable were $45,070 and $37,148, respectively

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

Investments

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon such evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since November 2012. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of December 31, 2023 and December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from November 2012 until December 31, 2023; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our condensed consolidated financial statements as of December 31, 2023.

Management believes that the material weaknesses set forth above did not have an effect on our financial results because the activity during this period was nominal. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside Directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our condensed consolidated financial statements in future periods.

Management has, in 2023, appointed a local-based director and officer for ease of operations. As the Company progresses, our management expect to further recruit a local corporate secretary, establish an audit committee, appoint a local independent non-executive director, and ensure that board members have current and pertinent financial experience.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended December 31, 2023 and December 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position(s)
Wan Nyuk Ming	54	Chairman of the Board of Directors
Ng Chian Yin	33	MD of the Board of Directors
Jeffrey Wong Kah Mun	44	Chief Executive Officer and Director
Khiow Hui, Lim	49	Director, Secretary and Chief Strategic Officer, Founder of IQI and Co-founder of TCG
Charlene Logan Kelly	51	Chief Intellectual Officer and Executive producer of IQI
Tham Yee Wen	33	Chief Operating Officer
Boo Shi Huey	34	Treasurer
Joseph S. Lanius	46	Founder and an executive producer of TCG
Nicholas D. Burnett	41	Co-founder and executive producer of TCG

Biographies

Mr. Wan Nyuk Ming, age 54, Chairman of the Board of Directors, previously worked as the Managing Director of Mega7 Holding Sdn Bhd from 2017 to 2019, where he supervised the day-to-day operations of the company, managed delivery teams, and was directly responsible for business support functions as a head of the business. From 2012 to 2017, he was the Managing Director of M Academy International Sdn Bhd. With over 30 years of experience and hard work, he is a successful remarkable entrepreneur and a practical international market strategist.

Mr. Ng Chian Yin, age 33, MD of the Board of Directors, with ten years of experience in running a company’s core business, where he expanded his strategy skill with “New Thinking, New Creativity, and New Generation” to meet the new era of emerging financial technology in his career path. He has been the Marketing Director of his own company, Philocity Holdings Sdn Bhd since August 2019. He was the Senior Sales & Technology Manager at Milletique Technology Sdn Bhd from July 2018 to July 2019.

Mr. Jeffrey Wong Kah Mun, age 44, CEO of the Board of Directors, has over 18 years of exposure in the fields of health, beauty, wellness products, online and education. He previously worked as Chief Operating Officer at Linton University and three affiliated Institutes, Pertama Institute of Technology (ITP), Jati Institute, and International Institute of Science Mantin from 2017 to 2020, where he oversaw, developed, and expanded the built of Environment, Information Technology, Business & Accounting, and Applied & Visual Arts.

Ms. Tham Yee Wen, age 33, Chief Operating Officer of the Company. She worked as Operations Director at KN Avenue Sdn Bhd from September 2018 to October 2020. She worked as the Personal Assistant to the Executive Director at Mega7 Holdings Sdn Bhd from September 2017 to August 2018. She also worked as a Sales Executive for meetings and events at the Berjaya Times Square Hotel, Kuala Lumpur from October 2015 to August 2017. She is responsible to oversee, develop and implement a proactive maintenance program for the company.

Ms. Boo Shi Huey, age 34, Treasurer of the Company. She worked at Philocity Holdings Sdn Bhd, as a Sr. Account Executive from February 2020 to the present. She worked as an Account Executive to Syarikat Elektrik Siang Sdn Bhd from October to December 2019. She previously worked as a Finance Executive cum Admin at Mega7 Holding Sdn Bhd, from January 2019 to July 2019. She has extensive account experience and is able to work at different perspectives and adjust workflow as change arises.

Mr. Joseph S. Lanius, age 46, Founder and an executive producer of TCG, is an entertainment attorney who specializes in distribution, finance and production legal affairs. He also provides executive producing services to motion picture producers and production companies, offering consulting on financial structuring and investment, and direct distribution sources in the United States and the Middle East. Before entering private practice, Joseph served as Lead Counsel - Business & Legal Affairs for After Dark Films, where he was responsible for overseeing distribution and financial structuring for the After Dark Originals and After Dark Action slates as well as individual titles consisting of over 20 feature films. Prior to that, he was Director of Business & Legal Affairs for IM Global, where he focused on distribution for the various films IM Global represented including the PARANORMAL ACTIVITY and INSIDIOUS franchises as well as COMPANY MEN (Kevin Costner, Tommy Lee Jones), BULLET TO THE HEAD (Sylvester Stallone) and SAFE (Jason Statham). Since entering private practice, some of Joseph’s current and former clients include Sparkhouse Media, Benaroya Pictures, Mulberry Pictures, International Film Trust, QED International and Highland Film Group. A few of the pictures Joseph has helped bring to worldwide audiences include CELL (John Cusack, Samuel L. Jackson), 478 (Arnold Schwarzenegger) QUEEN OF THE DESERT (Nicole Kidman, James Franco, Robert Pattinson), FURY (Brad Pitt, David Ayers), DIRTY GRANDPA (Zac Efron, Robert DeNiro), TO THE BONE (Lilly Collins, Keanu Reeves), HOUR OF LEAD (Thomas Jane, Anne Heche), THE CARD COUNTER (Oscar Isaac, Tiffany Hadish, Tye Sheridan) and upcoming films CALL JANE (Elizabeth Banks, Sigourney Weaver, Kate Mara) and ASSASIN CLUB (Henry Golding, Noomi Rapace, Sam Neill). Joseph earned his B.A. from the University of North Texas and his J.D. from Southwestern Law School.

Mr. Nicholas D. Burnett, age 41, Co-founder and executive producer of TCG, is a media executive and transactional business lawyer focused on mergers and acquisitions, joint ventures, private placement equity and debt offerings, secured lending, and a variety of commercial matters including licensing and general corporate counselling. He also regularly consults on financing and production matters in the entertainment industry, providing guidance on the formation of film funds, financing and distribution plans for single motion pictures and slates, and the development, financing and production of television series. From 2012 to 2018, Nicholas served as in-house counsel and head of development for New York based television production companies Brick City TV and Blowback Productions, where he oversaw business, legal and production matters for television programming produced for Viacom Networks, Discovery Communications, Participant Media/Pivot, and CNN/Turner Networks. Prior to that, Nicholas was an associate with national law firms White & Case LLP and Arent Fox LLP, where he assisted in representing clients on mergers and acquisitions, joint ventures, business reorganizations and various structured financing and capital markets transactions. Nicholas earned his B.A. and J.D. from the University of Florida, where served as an editor of the Florida Law Review. His articles and presentations have been featured in several legal and financial publications including Thompson Reuters’ The M&A Lawyer, West Publishing Corporation’s Practical Law Company, and the New York Institute of Finance’s ExecSense series.

Ms. Khiow Hui, Lim, age 49, Director, Secretary, Chief Strategic Officer, Founder of IQI and Co-founder of TCG, hail from Melaka, Malaysia, Khiow Hui began her career at the Media Resources Center in Wichita, Kansas, which was a subsidiary and syndication station of The Discovery Channel. Starting as a production assistant, she rose to become a segment producer and eventually a full-fledged producer for the station. In 1997, Khiow Hui was hired by Fox Television Network (FOX 24/UPN), now a division of iHeart MEDIA, to produce and direct public service announcements (PSAs) for the Midwest region. In 2011, Khiow Hui founded iQiMedia that helps advertising agencies, new media companies and S&P 500 to create intuitive experiences for a diverse range of new emerging media. She has worked with global renown advertising agencies, new media companies and managed brands like AIG, AT&T, Toyota, Caesars Entertainment Corporation, Tencent, Apple, Sony Entertainment, Ogilvy, Dentsu and more. At IQI, she has managed feature film production, commercial and interactive development, budgets of up to $40 million and overseen union production crews of more than 80 people. A native of Malaysia, Khiow Hui holds a BA in Electronic Arts from Wichita State University. Khiow Hui also one of the core production team players at Miles Partnership for the VisitTheUSA.com—the official tourism bureau for the United States—helping to deliver tailored content for the both domestic and international Asian market. In 2016, Khiow Hui produced her first feature film, Alien Code, a sci-fi thriller starring Mary McCormack, Azura Skye, Richard Schiff and Kyle Gallner. Now available on most streaming platforms. Other Hollywood credits include projects like Sony PlayStation 2’s Rise to Honor–Jet Li, the SAG Awards’ Hollywood Hits Broadway segment and post-production editorial work on Resident Evil 5 & 6 and the Oscar-winning film Crash.

Ms. Charlene Logan Kelly, age 51, Chief Intellectual Officer, Executive producer of IQI, received her Business Degree from Mount Alison University in Canada, where she then worked in finance briefly. Having been a painter and artist most of her life, she decided to turn her attention towards art and completed the Animation Program at Algonquin College where she began her career in Toronto then moved to Los Angeles. Most of her career has been working in Feature Animation and for several studios, which included Warner Brothers, Fox Animation, and Dreamworks, on films such as All Dogs Go to Heaven 2, Space Jam, The Quest for Camelot, Anastasia, Prince of Egypt, El Dorado and Spirit: Stallion of the Cimarron. She had a short period as a Stop Motion animator for a CBC kids show called Poko and has had the privilege of working in most departments of the animation pipeline. She then went on to become the Associate Producer at a boutique studio in Los Angeles, managing and producing the studio projects, such as Iron Giant Signature Edition, Once Upon a Time Adventure (Snow White ride at Disneyland in Shanghai) and the Minion Mayhem Ride (Illumination ride at Universal), in collaboration with studios such as Warner Brothers, Walt Disney, ReelFX and Universal/NBC. She recently was the Producer on an independent CG Animated Feature Film, Next Gen, distributed by Netflix and Alibaba Pictures and is presently developing a couple of personal projects as well as the Feature Film spinoff of the popular TV Series, Mansour, created by Bidaya Media and backed by the Mubadala Investment Company.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The table below sets forth the positions and compensations for the officers and directors of the Company, and for the officers and directors of TCG and IQI, for the years ended December 31, 2023 and 2022.

There are no employment agreements between the Company and its officers and directors. And since the change of control in March 2021, the directors and officers have received no compensation. This policy, however, will be revised as the Company secure additional fundings.

Position	Name of Officers or Directors	Year	Salary before tax	Bonus	All other compensation	Total
Chairman of the Board of Directors	Wan Nyuk Ming	2023	n/a	n/a	n/a	n/a
		2022	n/a	n/a	n/a	n/a

MD of the Board of Directors	Ng Chian Yin	2023	n/a	n/a	n/a	n/a
		2022	n/a	n/a	n/a	n/a

Chief Executive Officer and Director	Jeffrey Wong Kah Mun	2023	n/a	n/a	n/a	n/a
		2022	n/a	n/a	n/a	n/a

Chief Operating Officer	Tham Yee Wen	2023	n/a	n/a	n/a	n/a
		2022	n/a	n/a	n/a	n/a

Treasurer	Boo Shi Huey	2023	n/a	n/a	n/a	n/a
		2022	n/a	n/a	n/a	n/a

Founder and an executive producer of TCG	Joseph S. Lanius	2023	n/a	n/a	n/a	n/a
		2022	n/a	n/a	n/a	n/a

Co-founder and executive producer of TCG	Nicholas D. Burnett	2023	n/a	n/a	n/a	n/a
		2022	n/a	n/a	n/a	n/a

Director, Secretary, Chief Strategic Officer, Founder of IQI and Co-founder of TCG	Khiow Hui, Lim	2023	n/a	n/a	n/a	n/a
		2022	n/a	n/a	n/a	n/a

Chief Intellectual Officer, Executive producer of IQI	Charlene Logan Kelly	2023	n/a	n/a	n/a	n/a
		2022	n/a	n/a	n/a	n/a

(1)	Independent contractors.

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

All directors serve 1-year term.

Related Party Transactions

The Company’s financing subsequent to the change of control on March 31, 2021 has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands and from the CEO of IQ. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of December 31, 2023, the amount due to the Winvest Group Limited (Cayman) and the founder of IQI was $412,915 and $148,915 which are being treated as an interest free demand loans.

Outstanding Equity Awards at Fiscal Year-End

None of the named executive officers had any outstanding equity awards at the 2023 fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the completion of the Reverse Merger, and the increase of the described in Items 1.01 of this report by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors of WNLV as a group as of March 21, 2024.

Name	Number of Shares of Common Stock	Percentage
Wan Nyuk Ming (1) 50 West Liberty Street, Suite 880, Reno, Nevada 89501	450,000,000	70.85%
Ng Chian Yin (1) 50 West Liberty Street, Suite 880, Reno, Nevada 89501	156,700,000	24.67%
Jeffrey Wong Kah Mun (1) 50 West Liberty Street, Suite 880, Reno, Nevada 89501	14,432,265	2.27%
Tham Yee Wen 50 West Liberty Street, Suite 880, Reno, Nevada 89501	0	0%
Boo Shi Huey 50 West Liberty Street, Suite 880, Reno, Nevada 89501	0	0%
Khiow Hui, Lim	600,000	0.09%
Charlene Logan Kelly	0	0%
All executive officers, directors, and beneficial ownership thereof as a group 7 people)	621,732,265	97.88%

There are no other officer or director 5 % shareholders.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 635,159,075 shares of common stock outstanding.

The holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. The holders of our common stock do not entitle to any disparate voting rights.

The following table sets forth certain information with respect to the beneficial ownership of our voting preferred stock following the completion of the Reverse Merger, and the increase of the described in Items 1.01 of this report by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors of WNLV as a group as of March 21, 2024.

Name	Number of Shares of Series A Preferred Stock	Percentage
Jeffrey Wong Kah Mun (1) 50 West Liberty Street, Suite 880, Reno, Nevada 89501	2,838,679	0.946%
Wan Nyuk Ming (2) 50 West Liberty Street, Suite 880, Reno, Nevada 89501	171,000,000	57.00%
Ng Chian Yin (3) 50 West Liberty Street, Suite 880, Reno, Nevada 89501	41,850,000	13.95%
All executive officers, directors, and beneficial ownership thereof as a group 3 people) out of 300,000,000 shares.	215,688,680	71.896%

(1)	Converted 72,161,321 shares of Preferred Series A into 3,608,066,021 shares of common stock during the year ended December 31, 2021. The conversion is shortened of 29 common stocks in the calculation when multiplied by 50, however, the difference is deemed immaterial for audit purposes.

There are no other authorized classes of Preferred Stock. The holders of our Series A preferred stock are entitled to 50 votes for each share held of record on all matters to be voted on by stockholders. The Series A Preferred Stock also convert into common stock at a rate of 50 for one. The aggregate voting power of our outstanding Series A Preferred Stock is more than 90% of the issued and outstanding voting equity. The holders of our Series A Preferred Stock vote on a 50 to one basis. Except as set forth above, applicable percentages are based upon 300,000,000 shares of Series A preferred stock held by the directors.

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

The Company’s financing subsequent to the change of control on March 31, 2021 has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands and from the CEO of IQ. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of December 31, 2023, the amount due to the Winvest Group Limited (Cayman) and the founder of IQI, and the CEO of the Company was $412,915, $148,915, and $3,000 respectively which are being treated as an interest free demand loans.

Description of Share Capital

We have authorized 4,500,000,000 shares of common stock with par value $0.001 per share. As of December 31, 2023 the Company has issued and outstanding 18,326,075 shares of common stock. We have authorized 300,000,000 shares of Series A Preferred Stock. As of December 31,2023, the Company has issued and outstanding 227,838,680 shares of preferred stock.

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

On the basis of 18,326,075 outstanding shares as of December 31, 2023, a minimum of 186,926 shares of Series A preferred stock must be kept to maintain 51% control over shareholder-approved measures. Future issuances of Series A Preferred Stock could further dilute the existing holders of common stock. The management currently has no intentions of further issuance. The conversion of Series A Preferred Stock is entirely optional and it can happen at any time and has a poison pill effect. We believe there are no exceptions to provision requiring mandatory conversion of shares upon any transfer, and no sunset provision limiting the lifespan of high-vote shares is required at this time. See Note 9. Subsequent Events

Controlling Shareholder(s)’ Ability

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

The Company’s financing subsequent to the change of control on March 31, 2021 has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands and from the CEO of IQ. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of December 31, 2023, the amount due to the Winvest Group Limited (Cayman) and the founder of IQI, the CEO of the company was $412,915, $148,915, and $3,000, respectively which are being treated as an interest free demand loans.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers has served as the Company’s independent registered public accounting firm since 2021.

The following table shows the fees that were billed for the audit and other services provided by for the fiscal years ended December 31, 2023 and 2022.

	Fiscal Year Ended December 31,
	2023	2022
Audit fees (1)	$109,000	$84,000
Total	$109,000	$84,000

(1)	Audit Fees—This category includes the audit of our annual condensed consolidated financial statements, review of condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim condensed consolidated financial statements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation of the Company Inc., as amended (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
3.2	Amended and Restated Bylaws of the Company (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
3.3	Articles of Organization of The Catalyst Group Entertainment, LLC (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
3.4	Operating Agreement of The Catalyst Group Entertainment, LLC (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
3.5	Articles of Incorporation of a California corporation IQI Media Inc. (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
3.6	Bylaws of IQI Media Inc. (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
4.1	Share Exchange Agreement (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
5.1	Opinion of McMurdo Law Group, LLC, legal counsel (filed as an Exhibit to Form S-1, filed on August 22, 2022, and incorporated herein by reference.)
21.1	Subsidiaries
23.2	Consent of McMurdo Law Group, LLC (included in Exhibit 5.1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act
99.1	Subscription Agreement (filed as an Exhibit to Form S-1, filed on August 22, 2022, and incorporated herein by reference.)
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINVEST GROUP LTD.

Dated: April 19, 2024	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 19, 2024	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO

Dated: April 19, 2024	By:	/s/ Wan Nyuk Ming
Wan Nyuk Ming, Director

Dated: April 19, 2024	By:	/s/ Ng Chian Yin
Ng Chian Yin, Director

Dated: April 19, 2024	By:	/s/ Khiow Hui, Lim
Khiow Hui, Lim Director

WINVEST GROUP LTD.

Condensed Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Winvest Group Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Winvest Group Ltd. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCOAB ID 5041)

We have served as the Company's auditor since 2020

Lakewood, CO

April 19, 2024

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Cash	$45,070	$37,148
Accounts receivable	4,100	28,147
Accounts receivable-other	15,710	-
Prepaid expenses	61,230	155,354
Total current assets	126,110	220,648
Investments	800	-
Security deposit	1,094	-
Total Assets	$128,004	$220,648

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	76,452	$23,746
Accrued liabilities	54,317	21,040
Project advances	100,000	100,000
Loan payable	18,670	-
Notes payable-related parties	781,157	561,830
Total current liabilities	1,030,596	706,615
Total liabilities	1,030,596	706,615

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 227,838,680, shares issued and outstanding as of December 31, 2023, and December 31, 2022, respectively	227,839	227,839
Common stock, Par Value $0.001, 4,500,000,000 shares authorized, 18,326,075 and 17,411,217 issued and outstanding as of December 31, 2023, and December 31, 2022	18,326	17,411
Additional paid in capital	103,571,797	103,113,871
Accumulated Deficit	(104,720,553)	(103,845,089)
Total Stockholders’ (Deficit)	(902,591)	(485,968)
Total Liabilities and Stockholders’ (Deficit)	$128,004	$220,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2023	Year ended December 31, 2022
Revenue	$339,943	$89,260
Cost of sales	120,867	51,722
Gross margin	219,076	37,538

Operating expenses:
Administrative expenses	1,082,750	366,358
Amortization of intangible assets	-	210,505
Impairment of goodwill and intangible assets	-	1,810,116
Total operating expenses	1,082,750	2,386,980
Loss from operations	(863,674)	(2,349,442)

Other (expense) income:
Interest expense	(11,791)	(2,133)
Other income	15,710	130
Other expenses, net	(11,791)	(2,133)
Net loss	$(875,464)	$(2,351,575)

Basic and diluted loss per common share	$(0.05)	$(0.14)

Weighted average number of shares outstanding	17,913,701	17,077,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2021	227,838,680	$227,839	16,510,563	$16,511	$101,134,772	$(101,493,644)	$(114,522)

Reverse split rounding adjustment			654		(1)		(1)

Issuance of common stock for acquisitions			900,000	900	1,979,100		1,980,000

Net loss		-				(2,351,445)	(2,351,445)

Balance, December 31, 2022	227,838,680	$227,839	17,411,217	17,411	103,113,871	(103,845,089)	$(485,968)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2022	227,838,680	$227,839	17,411,217	$17,411	$103,113,871	$(103,845,089)	$(485,968)

Common stock issued for services			114,510	115	457,925		458,040

Misc. common stock adjustment			348

Common shares issued as investment			800,000	800			800

Net loss		-				(875,464)	(875,464)

Balance, December 31, 2023	227,838,680	$227,839	18,326,075	$18,326	$103,571,797	$(104,720,553)	$(902,591)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2023	Year ended December 31, 2022
Cash flows (used in) operating activities
Net loss	$(875,464)	$(2,351,445)
Amortization of intangible assets	-	210,505
Impairment of goodwill and intangible assets	-	1,810,116
Stock based compensation	458,040	-
Changes in assets and liabilities
Accounts receivable	24,047	(28,147)
Accounts receivable-other	(15,710)
Prepaid expenses	94,122	(152,716)
Other assets	(1,094)
Accounts payable	52,706	4,959
Accrued liabilities and project advances	33,277	121,040
Net cash (used) in operating activities	(230,075)	(385,688)

Cash flows provided by investing activities
Acquisition of a business, net of cash	-	29,817
Net cash provided by investing activities	-	29,817

Cash flows provided used by financing activities
Loan proceeds	18,670	-
Repayments of related party loans	(113,736)
Proceeds from related party loans	333,063	393,019
Net cash provided by financing activities	237,997	393,019

Net increase in cash	7,922	37,148
Cash, beginning of period	37,148	-
Cash, end of period	$45,070	$37,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Reverse Split

On January 27, 2022, the Company effected a 1 for 250 reverse stock split of its common stock. This split has been retroactively applied to all periods presented. All references to common stock in this Form 10-Q reflects this reverse split unless specifically stated otherwise.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed consolidated financial statements. The Company has incurred operating losses since its inception. As of December 31, 2023, the Company had a working capital deficit of $904,485 and an accumulated deficit of $104,720,553. Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by Winvest Group Ltd. who is extending interest-free demand loans to the Company. The Company will be required to continue to rely on Winvest Group Ltd. until its operations become profitable.

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of December 31, 2023 and 2022, the condensed financial statements were not impacted due to the application of Topic 606.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2023, and December 31 2022, the Company’s cash equivalents totaled $45,070 and $37,148 respectively.

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

The Company allocated the fair value of the total consideration paid of $2,035,288 as follows: $1,024,799 was allocated to goodwill and $1,010,489 was allocated to intangible assets, comprised primarily of customer relationships with a life of three years. The value of goodwill represented the Company’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill on December 31, 2022 to be zero and as a result fully impaired its goodwill and intangible assets and recorded an impairment charge of $1,810,116. As of December 31, 2023 and 2022, the balance of goodwill were $-0- and $-0-, respectively.

NOTE 4 – INTANGIBLE ASSETS

As of December 31, 2023, the balance of intangible assets was $-0-. During the years ended December 31, 2023, and 2022, the Company recorded $-0- and $210,505 in amortization expense, respectively.

NOTE 5 – NOTES PAYABLE-RELATED PARTIES

As of December 31, 2023, and December 31, 2022, the balance of notes payable to related parties was $758,157 and $561,830, respectively. These notes have been provided on an interest-free demand basis to the Company.

The Company’s financing subsequent to the change of control on June 30, 2021 primarily has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands; and from the CEO of the Company’s IQI subsidiary. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of December 31, 2023, the balance of notes payable was comprised of $412,915 due to the Winvest Group Limited (Cayman) and $148,915 due to the founder of IQI and $3,000 due to the CEO of the Company.

NOTE 6 – PROJECT ADVANCES

Project advances represent unsecured, interest-free advances made by investors to help the Company fund film projects. If the film is successful the investor can recoup the money advanced as well as earning a royalty based upon the revenues generated by the film. The terms of this arrangement vary by film and by investor. The Company records royalties payable when it becomes probable that royalties will be payable. As of December 31, 2023 and December 31, 2022 the amount of project advances were $100,000 and $100,000, respectively, and no royalties had been accrued.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of December 31, 2023, and December 31, 2022.

NOTE 8 – EQUITY

Common Stock

As of December 31, 2023, the Company had 4,500,000,000 authorized shares of Common Stock with a par value of $0.001. As of December 31, 2023, and December 31, 2022, there were 18,326,075 and 17,411,217 shares of Common Stock issued and outstanding, respectively.

During the six months ended June 30, 2023, the Company issued 114,510 restricted common shares to various individuals for services provided. These shares were valued at $4.00 each, based on the trading price of the Company’s common stock on the date the share issuance was approved by the Company’s Board of Directors. As a result, the Company recorded stock based compensation expense of $458,040 for the year ended December 31, 2023.

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

As of December 31, 2023, the Company has authorized 300,000,000 shares of Preferred Series A Stock. As of December 31, 2023, and December 31, 2022, there were 227,838,680 and 227,838,680 Preferred Series A shares issued and outstanding, respectively. Each share of preferred stock is convertible to 50 shares of common stock.

NOTE 9 – SUBSEQUENT EVENTS

On February 23, 2024, we issued 607,500,000 shares of common stock in conversion of 12,150,000 shares of Series A Preferred Stock held by our directors. We relied on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933.

On February 27, 2024, we issued 9,200,000 shares of common stock in conversion of 9,200,000 shares of our Series A Preferred Stock held by Infinity Fund Australia Pty Ltd. We relied on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933.

These two transactions result in an increase the number of our common shares outstanding to 635,026,075 million shares from 18,326,075 million shares, a reduction in the number of our Series A Preferred Stock outstanding to 215,688,680 shares from 227,838,680 shares.