Form 10-Q
period 2024-03-31
Winvest Group Ltd
filed 2024-07-15
CIK 1558740

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
March 31, 2024

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-56204

WINVEST GROUP LTD.
(Exact name of registrant as specified in its charter)

Nevada	27-2052033
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

50 West Liberty Street Suite 880
Reno, Nevada 89501
(775) 996-0288
(Issuer’s telephone number including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Winvest Group Ltd, Common Stock	WNLV	OTC Markets: PINK

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

As of
July 15
, 2024, there were 85,159,075 common shares outstanding.

WINVEST GROUP LTD.

i

PART 1 – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

WINVEST GROUP LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash	$164,589	$45,070
Accounts receivable	9,200	4,100
Accounts receivable other	-	15,710
Prepaid expenses	98,917	61,230
Total current assets	272,706	126,110
Investments	9,925	800
Security deposit	1,094	1,094
Total Assets	$283,725	$128,004

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	65,591	76,451
Accrued liabilities	49,793	54,317
Project advances	100,000	100,000
Project advances- related party	150,000	150,000
Loan payable	-	18,670
Notes payable-related parties	620,888	631,157
Total current liabilities	986,272	1,030,595
Total liabilities	986,272	1,030,595

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 215,688,680 and 227,838,680 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	215,689	227,839
Common stock, Par Value $0.001, 4,500,000,000 shares authorized, 635,159,075 and 18,326,075 issued and outstanding as of March 31, 2024, and December 31, 2023	635,159	18,326
Additional paid in capital	103,175,814	103,571,797
Accumulated Deficit	(104,729,209)	(104,720,553)
Total Stockholders’ (Deficit)	(702,547)	(902,591)
Total Liabilities and Stockholders’ (Deficit)	$283,725	$128,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Revenue	$64,840	$110,209
Cost of revenue	36,920	68,479
Gross margin	27,920	41,730

Operating expenses:
Administrative expenses	97,743	656,328
Amortization of intangible assets	-	40,193
Total operating expenses	97,743	696,521
Loss from operations	(69,823)	(654,791)

Other (expense) income:
Interest expense	(1,211)	-
Other income	809	-
Gain on investment	61,569	-
Other expenses, net	61,167	-
Net loss before income tax	$(8,656)	$(654,791)
Income tax expense	-	-
Net loss	(8,656)	(654,791)

Basic and diluted (loss) per common share	$(0.00)	$(0.04)

Weighted average number of shares outstanding	271,476,008	17,466,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2022	227,838,680	$227,839	17,411,217	$17,411	$103,113,871	$(103,845,089)	$(485,968)

Reverse split rounding adjustment	-	-	348	-	-	-	-

Common stock issued for services	-	-	114,510	115	457,925	-	458,040

Net loss	-	-	-	-	-	(654,791)	(654,791)

Balance, March 31, 2023	227,838,680	$227,839	17,526,075	$17,526	$103,571,796	$(104,499,880)	$(682,719)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2023	227,838,680	$227,839	18,326,075	$18,326	$103,571,797	$(104,720,553)	$(902,591)

Issuance of shares for investment	-	-	9,200,000	9,200	-	-	9,200

Conversion of preferred stock to common stock	(12,150,000)	(12,150)	607,500,000	607,500	(595,350)	-	-

Private placement of common shares	-	-	133,000	133	199,367	-	199,500

Net income	-	-	-	-	-	(8,656)	(8,656)

Balance, March 31, 2024	215,688,680	$215,689	635,159,075	$635,159	$103,175,814	$(104,729,209)	$(702,547)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Cash flows used in operating activities:
Net loss	$(8,656)	$(654,791)
Adjustments to reconcile net loss to net cash provided by opening activities:
Stock based compensation	-	458,040

Gain from repurchase of investment	(61,569)	-
Changes in assets and liabilities	(5,100)
Accounts receivable	15,710	(16,231)
Accounts receivable-other
Prepaid expenses	(37,687)	145,422
Other assets	-
Accounts payable	(10,861)	12,590
Accrued liabilities and project advances	(4,524)	(6,555)
Net cash (used in) operating activities	(112,686)	(61,525)

Cash flows provided (used) in investing activities:
Proceeds from investment repurchase	61,645	-
Net cash provided by investing activities	61,645	-

Cash flows provided used by financing activities
Loan proceeds	-	46,538
Proceeds from private placements	199,500	-
Loan repayments	(18,670)
Repayments of related party loans	(10,269)	(80,000)
Proceeds from related party loans	-	151,510
Net cash provided by financing activities	170,561	118,048

Net increase in cash	119,520	56,523
Cash, beginning of period	45,070	37,148
Cash, end of period	$164,589	$93,670

Supplemental disclosure of non-cash investing and financing activities
Purchase of investment with common shares	$9,200	$-

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

On November 8, 2010, the Company entered into an agreement to acquire 100% of the Membership Interests of WSVPA Bio Products Incorporated, a Nevada LLC in consideration for 102,238,200 shares of common stock. After completion of their due diligence, WSPVA formally closed the transaction on May 12, 2012. The Company subsequently received 500,000,000 Class “A” membership units and 1,000,000 Class “B” membership units representing 100% of the membership interest of WSPVA (dissolvingplastic.com) in return for102,238,200 common shares of the Company and WSPVA is now a wholly owned subsidiary of the Company.

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

Immediately after the completion of such share exchange, the Company had a total of 17,411,217 issued and outstanding shares, with authorized share capital for common shares of 4,500,000,000.

Consequently, the Company has ceased to fall under the definition of a shell company as defined in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”) and TCG and IQI are now wholly owned subsidiaries.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the Financial Accounting Standards Board (“
FASB
”) “FASB Accounting Standard Codification™” (the “
Codification
”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of condensed financial statements in conformity with generally accepted accounting principles (“
GAAP
”) in the United States.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed consolidated financial statements. The Company has incurred operating losses since its inception. As of March 31, 2024, the Company had a working capital deficit of $713,566 and an accumulated deficit of $104,729,209. Because the Company does not expect that the existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by Winvest Group Limited (Cayman).
which is extending interest-free demand loans to the Company. The Company will be required to continue to rely on Winvest Group Limited (Cayman) until its operations become profitable.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of March 31, 2024, the condensed financial statements were not impacted due to the application of Topic 606.

Production – Cost of Revenue

The cost of revenue is comprised of labor expenses calculated based on an hourly labor rate provided by consultants and employees to produce revenue, as well as portion of office expense which is allocated to each project. Additionally, the cost of revenue includes direct expenses related to the revenues provided, such as managing the client’s Amazon sales channel through the creation of promotional advertisements to increase sales, translation of content into different languages, coordination of projects with different work teams to maximize client benefits, production crew for celebrity endorsements and video shooting, and salaries and wages of employees involved in creating and delivering these services.

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

Goodwill is not amortized but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess. As of December 31, 2022 the Company determined that goodwill and intangible assets had been fully impaired. As a result the Company recorded an impairment charge of $1,810,116 for the year ended December 31, 2022.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2024, and December 31, 2023, the Company’s cash equivalents totaled $164,589 and $45,070 respectively.

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

Project advances

Project advances represent unsecured, interest-free advances made by investors to help the Company fund film projects. If the film is successful the investor can recoup the money advanced as well as earning a royalty based upon the revenues generated by the film. The terms of this arrangement vary by film and by investor. The Company records royalties payable when it becomes probable that royalties will be payable. As of March 31, 2024 and December 31, 2023 the amount of project advances were $250,000 and $250,000, respectively.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL). The Company has adopted this accounting standard in the financial year 2023, this new accounting standard has no significant impact to the Company. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

NOTE 3. BUSINESS ACQUISITION

On May 16, 2022, the Company entered into a share exchange agreement with The Catalyst Group Entertainment, LLC (“TCG”) and IQI Media, Inc (“IQI”) - see Note 1 to the condensed financial statements.

Immediately after completion of such share exchange, the Company had a total of 17,411,217 issued and outstanding shares, with authorized share capital for common shares of 4,500,000,000.

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

For the acquisition of TCG and IQI, the following table summarizes the acquisition date fair value of consideration paid, identifiable assets acquired and liabilities assumed:

Consideration paid:

Common stock, 900,000 shares of the Company restricted common stock valued at $ 2.20 per share	$1,980,000
Net liabilities assumed	55,288
Fair value of total consideration paid	$2,035,288

Net assets acquired and liabilities assumed:

Cash and cash equivalents	$29,241
Other current assets	2,637
Total assets	$31,878

Accounts payable	$26,916
Due to related party	60,250
Total liabilities	$87,166

Net liabilities assumed	$55,288

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

The Company allocated the fair value of the total consideration paid of $2,035,288 as follows: $1,024,799 was allocated to goodwill and $1,010,489 was allocated to intangible assets, comprised primarily of customer relationships with a life of three years. The value of goodwill represented the Company’s ability to generate profitable operations going forward. As of March 31, 2024 and December 31, 2023, the balances of goodwill and intangibles assets were $-0- and $-0-, respectively.

NOTE 4. INVESTMENTS

On September 28, 2023, (the “Company”) entered into a Securities Exchange Agreement (the “Agreement”) with Infinity Fund Australia Pty Ltd, an Australian corporation (“IFA”). Pursuant to the terms of the Agreement, the Company acquired 800,000 shares IFA Series A Preferred stock in exchange for 800,000 shares of WNLV Common stock registered under the S-1 Registration Statement declared effective on July 20, 2023.

In addition to the terms set forth above, the Agreement grants IFA the option to exchange up to an additional 9,200,000 shares of its Series A Preferred stock for an equivalent number of shares of the Company’s Common stock. This option may be exercised by IFA at any time, by written notice to the Company, so long as the Company’s S-1 Registration Statement remains effective and IFA’s ownership of the Company does not exceed 4.99% as a result of the share exchange. Furthermore, the Agreement grants IFA (i) the right to repurchase its Series A Preferred stock from the Company at a purchase price to be determined by IFA’s valuation at the time of repurchase; and (ii) anti-dilution protection in the event the Company issues any shares of its Common stock below $1.50 per share.

On February 27, 2024, the Company issued 9,200,000 shares of its common stock to exchange 9,200,000 shares of IFA’s Series A Preferred Stock.

The share exchange was valued
at par value
per share. Since the Company was unable to independently determine the fair market value of the 10,000,000 shares of IFA Series A Preferred stock, the common shares of the Company given to IFA were valued at par value.

During the three months ended March 31, 2024 IFA repurchased 75,332 shares of its Series A Preferred Stock. The Company received $61,644 in proceeds from this repurchase and recorded a “gain on investments” of $61,569
. The "gain on investments" represents the cash proceeds, net of any variable costs (i.e., gross profits), realized directly by IFA from its business activities related to its shareholdings in the Company during the period from the admission of shares issued in the transaction to trading on the OTC Markets.

A
s of March 31, 2024 and December 31, 2023, the balance of investments was $
9,925
and $800, respectively.

NOTE 5. LOAN PAYABLE

As of March 31, 2024 and December 31, 2023, the balance of notes payable was $-0- and $18,670, respectively. On February 28, 2023 the Company entered into a Paypal Business Loan at an annual interest rate of 19.19%. This facility allows for borrowings up to a maximum of $90,000. The Company initially borrowed $50,000 under this loan agreement and is required to pay $1730.77 per week for 52 weeks until the loan is paid off.

NOTE 6. NOTES PAYABLE-RELATED PARTIES

As of March 31, 2024, and December 31, 2023, the balance of notes payable to related parties was $620,888 and $631,157, respectively. These notes have been provided on an interest-free demand basis to the Company.

The Company’s financing subsequent to the change of control on June 30, 2021 primarily has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands; and from the CEO of the Company’s IQI subsidiary. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of March 31, 2024, the balance of notes payable was comprised of $564,643 due to the Winvest Group Limited (Cayman) and $48,514 due to the CEO of IQI and $7,731 due to the CEO of the Company.

The following movements occurred in advances from related parties during the periods ended March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
Balance at the beginning of the period	$631,157	$601,649
Additions (new advances received)	$4.731	$29,508
Repayments	$-15,000	$-0-
Balance at the end of the period	$620,888	$631,157

NOTE 7. PROJECT ADVANCES, PROJECT ADVANCES RELATED PARTIES

Project advances represent unsecured, interest-free advances made by investors to help the Company fund film projects. If the film is successful the investor can recoup the money advanced as well as earning a royalty based upon the revenues generated by the film. The terms of this arrangement vary by film and by investor. The Company records royalties payable when it becomes probable that royalties will be payable. As of March 31, 2024 and December 31, 2023 the amount of total project advances were $250,000 and $250,000, respectively, and no royalties had been accrued. Project advances of $150,000 in both periods were provided by a related party.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company did
not
have any contractual commitments of March 31, 2024, and December 31, 2023.

NOTE 9. I
N
COME
 T
AX

The Company provides for income taxes under ASC 740, "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The components of the Company's deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of
March 31, 2024 and March
31, 2023 are as follows:

Current income tax (benefit	For the Period Ended March 31, 2024	TOTAL
	USA	Weighted AVE
Statutory rate	21%	21%
Tax payable
Net income (loss) before income tax	(8,656)	(8,656)

Tax expenses (benefit) at the statutory tax rate	-1,818	-21%
Valuation allowance	1,818	21%
Income tax expenses (benefits)	-	-

Current income tax (benefit )	For the Period Ended March 31, 2023	TOTAL
	USA	Weighted AVE
Statutory rate	21%	21%
Tax payable
Net income (loss) before income tax	(654,791)	(654,791)

Tax expenses (benefit) at the statutory tax rate	(137,506)	-21%
Valuation allowance	137,506	21%
Income tax expenses (benefits)	-	-

NOTE 1
0
.
P
REPAYMENT
E
XPENSE

The Company had a prepayment expense amounted $98,917 as of March 31, 2024, an increase from $61,230 as of December 31, 2023. This increase was primarily due to prepaid development fees and startup fees to Beyond Pooh Corner amounted $15,000, MAI content amounted $30,750, concept artwork for the whole world $20,000 and other retainer fees for legal service amounted $33,167

NOTE
1
1. A
CCR
U
ED
L
IABILITIES

As of March 31. 2024., the Company had accrued liabilities of $49,793, which is a decrease from $54,317 as of December 31, 2023. The accrued liabilities as of March 31, 2024 consist of amounts owed for payroll tax amounted $2,066.64, credit card payable amounted $14,355 and other operating expenses payable amounted $33,371.50.

NOTE 12. S
UBSEQUENT
 EVENT

The Company has evaluated events from March 31, 2024 through the date the financial statements were issued. The events requiring disclosure for this period are as follows;

IFA Share Repurchase

On July 12
, 2024
,
IFA repurchased 98,890 its preferred shares from the Company for a total amount of $87,660.

NOTE
13
. EQUITY

Common Stock

As of March 31, 2024, the Company had 4,500,000,000 authorized shares of Common Stock with a par value of $0.001. As of March 31, 2024, and
December
31, 2023, there were 635,159,075 and 18,326,075 shares of Common Stock issued and outstanding, respectively.

2024 Issuances

During the three months ended March 31, 2024 the Company issued the following common shares:

●	607,500,000 common shares upon the conversion of 12,150,000 Series Preferred shares

●	133,000 common shares were sold via private placement for proceeds of $199,500

●	9,200,000 common shares were exchanged for 9,200,000 shares of Series A Preferred A Stock of IFA. These shares were valued at $9,200. See Note 4 - Investments

2023 Issuances

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

As of March 31, 2024, the Company has authorized 300,000,000 shares of Preferred Series A Stock. As of March 31, 2024, and December 31, 2023, there were 215,688,680 and 227,838,680 Preferred Series A shares issued and outstanding, respectively. Each share of preferred stock is convertible to 50 shares of common stock.

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

Overview

Our condensed consolidated financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have a minimal operating history and no revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues for the immediate future.

On May 16, 2022, the Company entered into a share exchange agreement with The Catalyst Group Entertainment, LLC (“TCG”) and IQI Media (“IQI”) -see Note 1 to the financial statements.

Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Revenue

For the three months ended March 31, 2024, we recorded $64,840 in revenue compared to $110,209 during the three months ended March 31, 2023. We are in the process of developing our strategic business plan going forward and, therefore, revenue may vary from period to period.

Operating expenses

Operating expenses for the three months ended March 31, 2024 was $97,743 compared to $656,328 during the three months ended March 31, 2023. Operating expenses for the three months ended March 31, 2023 included $458,040 in non-cash stock based compensation compared to $-0- during the same period in 2024. Excluding stock based compensation, operating expenses in the 2024 period and 2023 period were $97,743 and $206,328, respectively. Excluding stock based compensation, the significant decrease in operating expenses in the three months ended March 31, 2024 compared to the same period in 2023 is due to the write-down of pre-production license rights of $150,000 in 2023 offset by increases in general and administrative expenses in the 2024 period.

Net loss

As a result of the foregoing, we had a loss of $8,
65
6 or $(0.00) per share for the three months ended March 31, 2024, compared to a loss of $654,791 or $(.04) per share for the three months ended March 31, 2023.

Liquidity and Capital Resources

We had $164,589 in cash on hand as of March 31, 2024.

Net cash used in operating activities was $51,
117
for the three months ended March 31, 2024, compared to $61,525 for the three months ended March 31, 2023. The decrease in cash used in operating activities during the three months ended March 31, 2024 was primarily due to changes in assets and liabilities in the 2024 period compared to 2023.

Net cash provided by financing activities was $170,561 for the three months ended March 31, 2024, compared to $118,048 for the three months ended March 31, 2023. The increase is primarily attributable to $199,500 net of $10,269 in repayments of related party loans, and notes payable repayments of $18,670 in 2024, compared to 46,538 in new loans and to $71,510 in related party loans net of repayments in 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for many years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company. As of March 31, 2024 we have concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since November 2012. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of March 31, 2024, and March 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2024, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from November 2012 until March 31, 2024; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended March 31, 2024 and March 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1a. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three months ended March 31, 2024, the Company issued the following common shares:

●	607,500,000 common shares upon the conversion of 12,150,000 Series Preferred shares

●	133,000 common shares were sold via private placement for proceeds of $199,500.

●	9,200,000 common shares were exchanged for 9,200,000 shares of Series A Preferred A Stock of IFA. These shares were valued at $9,200. See Note 4 Investments.

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

Winvest Group Ltd.
(Registrant)

July 15, 2024	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO

