Form 10-Q
period 2024-06-30
Winvest Group Ltd
filed 2024-08-20
CIK 1558740

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

((775)) 996-0288

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

As of August 19, 2024, there were 285,159,075 common shares outstanding.

WINVEST GROUP LTD.

i

PART 1 – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash	$38,129	$45,070
Accounts receivable	19,200	4,100
Accounts receivable other	3,477	15,710
Prepaid expenses	117,183	61,230
Total current assets	177,989	126,110
Investments	9,826	800
Security deposit	1,094	1,094
Total Assets	$188,909	$128,004

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	2,328	76,451
Accrued liabilities	58,935	54,317
Project advances	100,000	100,000
Project advances- related party	150,000	150,000
Loan payable	-	18,670
Notes payable-related parties	633,933	631,157
Total current liabilities	945,196	1,030,595
Total liabilities	945,196	1,030,595

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 226,688,680 and 227,838,680 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	226,689	227,839
Common stock, Par Value $0.001, 4,500,000,000 shares authorized, 85,159,075 and 18,326,075 issued and outstanding as of June 30, 2024, and December 31, 2023	85,159	18,326
Additional paid in capital	103,714,814	103,571,797
Accumulated Deficit	(104,782,949)	(104,720,553)
Total Stockholders’ (Deficit)	(756,287)	(902,591)
Total Liabilities and Stockholders’ (Deficit)	$188,909	$128,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Revenue	$12,500	$54,769	$77,340	$164,978
Cost of sales	(5,840)	(39,828)	(42,760)	(108,307)
Gross margin	6,660	14,941	34,580	56,671

Operating expenses:
Administrative expenses	(148,014)	(139,428)	(245,757)	(835,949)
Total operating expenses	(148,014)	(139,428)	(245,757)	(835,949)

Loss from operations	(141,354)	(124,487)	(211,177)	(779,278)

Other (expense) income:
Interest expense	(833)	(6,099)	(2,044)	(6,099)
Other income	1,044	-	1,853	-
Gain on investment	87,403	14,313	148,972	14,313
Other expenses, net	87,614	8,214	148,781	8,214

Net loss before income	(53,740)	(116,273)	(62,396)	(771,064)
Income tax expense	-	-	-	-
Net loss	$(53,740)	$(116,273)	$(62,396)	$(771,064)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.04)

Weighted average number of shares outstanding	488,492,408	17,526,075	381,479,379	17,501,327

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WINVEST GROUP LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2022	227,838,680	$227,839	17,411,217	$17,411	$103,113,871	$(103,845,089)	$(485,968)

Common stock issued for services	-	-	114,510	115	457,925	-	458,040

Misc. common stock adjustment	-	-	348	-	-	-	-

Net loss	-	-	-	-	-	(654,791)	(654,791)

Balance, March 31, 2023	227,838,680	$227,839	17,526,075	$17,526	$103,571,797	$(104,499,880)	$(682,719

Net loss	-	-	-	-	-	(116,273)	(116,273)

Balance, June 30, 2023	227,838,680	$227,839	17,526,423	$17,526	$103,571,797	$(104,616,153)	$(798,991)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2023	227,838,680	$227,839	18,326,075	$18,326	$103,571,797	$(104,720,553)	$(902,591)

Issuance of shares for investment	-	-	9,200,000	9,200	-	-	9,200

Conversion of preferred stock to common stock	(12,150,000)	(12,150)	607,500,000	607,500	(595,350)	-	-

Private placement of common shares	-	-	133,000	133	199,367	-	199,500

Net loss	-	-	-	-	-	(8,656)	(8,656)

Balance, March 31, 2024	215,688,680	215,689	635,159,075	635,159	103,175,814	(104,729,209)	(702,547)

Cancellation of common shares in return of preferred stock	11,000,000	11,000	(550,000,000)	(550,000)	539,000	-	-

Net loss	-	-	-	-	-	(53,740)	(53,740)

Balance, June 30, 2024	226,688,680	$226,689	85,159,075	$85,159	$103,714,814	$(104,782,949)	$(756,287)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2024	Six months ended June 30, 2023
Cash flows used in operating activities:
Net loss	$(62,396)	$(771,064)
Adjustments to reconcile net loss to net cash provided by opening activities:
Stock based compensation	-	458,040

Gain from repurchase of investment	(148,972)	-
Changes in assets and liabilities
Accounts receivable	(15,100)	12,727
Accounts receivable-other	12,233	(14,310)
Prepaid expenses	(55,953)	148,054
Other assets	-	(1,094)
Accounts payable	(74,123)	40,649
Accrued liabilities and project advances	4,618	(5,336)
Net cash used in operating activities	(339,693)	(132,334)

Cash flows provided by investing activities:
Proceeds from investment repurchase	149,146	-
Net cash provided by investing activities	149,146	-

Cash flows provided by financing activities
Loan proceeds	-	64,118
Loan repayments	(18,670)	-
Proceeds from private placements	199,500	-
Repayments of notes payable-related parties	(9,000)	(113,736)
Proceeds from notes payable-related parties	11,776	257,999
Net cash provided by financing activities	183,606	208,381

Net increase (decrease) in cash	(6,941)	76,047
Cash, beginning of period	45,070	37,148
Cash, end of period	$38,129	$113,195

Supplemental disclosure of non-cash investing and financing activities
Purchase of investment with common shares	$9,200	$-

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed consolidated financial statements. The Company has incurred operating losses since its inception. As of June 30, 2024, the Company had a negative working capital deficit of $767,207 and an accumulated deficit of $104,782,949. Because the Company does not expect that the existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by Winvest Group Limited (Cayman). which is extending interest-free demand loans to the Company. The Company will be required to continue to rely on Winvest Group Limited (Cayman) until its operations become profitable.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of June 30, 2024, the condensed financial statements were not impacted due to the application of Topic 606.

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

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. Initially the Company measures goodwill based upon the value of the consideration paid plus or minus net assets assumed. This initial measurement is subject to adjustment based on an independent third party valuation study performed within one year of the acquisition date. The goodwill arising from the Company’s acquisition is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist primarily of customer relationships. The useful life of these customer relationships is estimated to be three 3 years.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2024, and December 31, 2023, the Company’s cash equivalents totaled $38,129 and $45,070 respectively.

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

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Project advances

Project advances represent unsecured, interest-free advances made by investors to help the Company fund film projects. If the film is successful the investor can recoup the money advanced as well as earning a royalty based upon the revenues generated by the film. The terms of this arrangement vary by film and by investor. The Company records royalties payable when it becomes probable that royalties will be payable. As of June 30, 2024 and December 31, 2023 the amount of project advances were $250,000 and $250,000, respectively.

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

Schedule of consideration paid
Common stock, 900,000 shares of the Company restricted common stock valued at $2.20 per share	$1,980,000
Net liabilities assumed	55,288
Fair value of total consideration paid	$2,035,288

Net assets acquired and liabilities assumed:

Schedule of net assets acquired and liabilities assumed
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

The Company allocated the fair value of the total consideration paid of $2,035,288 as follows: $1,024,799 was allocated to goodwill and $1,010,489 was allocated to intangible assets, comprised primarily of customer relationships with a life of three years. The value of goodwill represented the Company’s ability to generate profitable operations going forward. As of June 30, 2024 and December 31, 2023, the balances of goodwill and intangibles assets were $-0- and $-0-, respectively.

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

During the six months ended June 30, 2024 IFA repurchased 174,222 shares of its Series A Preferred Stock. The Company received $149,146 in proceeds from this repurchase and recorded a “gain on investments” of $148,972. The "gain on investments" represents the cash proceeds, net of any variable costs (i.e., gross profits), realized directly by IFA from its business activities related to its shareholdings in the Company during the period from the admission of shares issued in the transaction to trading on the OTC Markets.

As of June 30, 2024 and December 31, 2023, the balance of investments was $9,826 and $800, respectively.

NOTE 5. LOAN PAYABLE

As of June 30, 2024 and December 31, 2023, the balance of notes payable was $-0- and $18,670, respectively. On February 28, 2023 the Company entered into a Paypal Business Loan at an annual interest rate of 19.19%. This facility allows for borrowings up to a maximum of $90,000. The Company initially borrowed $50,000 under this loan agreement and is required to pay $1,730.77 per week for 52 weeks until the loan is paid off.

NOTE 6. NOTES PAYABLE-RELATED PARTIES

As of June 30, 2024, and December 31, 2023, the balance of notes payable to related parties was $633,933 and $631,157, respectively. These notes have been provided on an interest-free demand basis to the Company.

The Company’s financing subsequent to the change of control on June 30, 2021 primarily has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands; and from the CEO of the Company’s IQI subsidiary. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of June 30, 2024, the balance of notes payable was comprised of $564,643 due to the Winvest Group Limited (Cayman) and $54,514 due to the CEO of IQI and $14,776 due to the CEO of the Company.

The following movements occurred in advances from related parties during the periods ended June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Balance at the beginning of the period	$631,157	$601,649
Additions (new advances received)	11,776	29,508
Repayments	9,000	-
Balance at the end of the period	$633,933	$631,157

NOTE 7. PROJECT ADVANCES, PROJECT ADVANCES RELATED PARTIES

Project advances represent unsecured, interest-free advances made by investors to help the Company fund film projects. If the film is successful the investor can recoup the money advanced as well as earning a royalty based upon the revenues generated by the film. The terms of this arrangement vary by film and by investor. The Company records royalties payable when it becomes probable that royalties will be payable. As of June 30, 2024 and December 31, 2023 the amount of total project advances were $250,000 and $250,000, respectively, and no royalties had been accrued. Project advances of $150,000 in both periods were provided by a related party.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of June 30, 2024, and December 31, 2023.

NOTE 9. INCOME TAX,

The Company and its two subsidiaries were incorporated in the United States of America and were subject to United States federal taxation at the tax rate of 21%. No provisions for income taxes have been made as the Company and two subsidiaries have no taxable income for the period. As of June 30, 2024, the Company and two subsidiaries had net operating loss carryforwards aggregated $104,720,553 that may be available to reduce future years’ taxable income. Future tax benefits that may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax assets resulting from the net operating losses.

Provision for income tax consists of the following:

	Six months ended June 30,
	2024	2023
Current income tax (benefit)
U.S.	$-	$-
Sub total	-	-

Deferred income tax
Deferred tax assets for NOL carry-forwards	13,103	161,923
Valuation allowance	(13,103)	(161,923)
Other adjustments	-	-
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$-

The net loss before income taxes and its provision for income taxes as follows:

	Six months ended June 30,
	2024	2023
Net loss before income tax	(62,396)	(771,064)
Statutory tax rate	21%	21%
Income tax provision	(13,103)	(161,923)
Valuation allowance	13,103	161,923
Income tax expenses, net	-	-

Significant components of the Company’s deferred taxes assets as follows:

Deferred tax assets:	March 31, 2024	December 31, 2023
Net operating loss carry-forwards	13,103	161,923
Less: Valuation allowance	(13,103)	(161,923)
Deferred tax assets, net	-	-

NOTE 10. PREPAYMENT EXPENSE

The Company had a prepayment expense amounted $117,183 as of June 30, 2024, an increase of $55,953 from $61,230 as of December 31, 2023. This increase was primarily due to prepaid development fees and startup fees for film production and other retainer fees for legal services.

NOTE 11. ACCRUED LIABILITIES

As of June 30. 2024., the Company had accrued liabilities of $58,935, which is an increase of $4,618 from $54,317 as of December 31, 2023. The accrued liabilities as of June 30, 2024 consist of amounts owed for staff costs and other administrative expenses.

NOTE 12. SUBSEQUENT EVENT

The Company has evaluated events from June 30, 2024 through the date the financial statements were issued. The events requiring disclosure for this period are as follows;

Conversion of Series A Preferred Stock

On July 18, 2024, the Company issued 200,000,000 shares of common stock in conversion of 4,000,000 shares of Series A Preferred Stock held by the directors. The transactions result in an increase in the number of common shares outstanding to 285,159,075 shares from 85,159,075 shares, a decrease in the number of our Series A Preferred Stock to 222,688,680 shares from 226,688,680 shares.

NOTE 13. EQUITY

Common Stock

As of June 30, 2024, the Company had 4,500,000,000 authorized shares of Common Stock with a par value of $0.001. As of June 30, 2024, and December 31, 2023, there were 85,159,075 and 18,326,075 shares of Common Stock issued and outstanding, respectively.

2024 Issuances

During the six months ended June 30, 2024 the Company issued the following common shares:

●	607,500,000 common shares upon the conversion of 12,150,000 Series A Preferred Stock

●	133,000 common shares were sold under the Form S-1 registration statement for proceeds of $199,500

●	9,200,000 common shares were exchanged for 9,200,000 shares of Series A Preferred Stock of IFA. These shares were valued at $9,200. See Note 4 – Investments

●	550,000,000 common shares were cancelled in return of 11,000,000 Series A Preferred Stock

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

As of June 30, 2024, the Company has authorized 300,000,000 shares of Preferred Series A Stock. As of June 30, 2024, and December 31, 2023, there were 226,688,680 and 227,838,680 Preferred Series A shares issued and outstanding, respectively. Each share of preferred stock is convertible to 50 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear in our Annual Report on Form 10-K1, as filed with the Securities and Exchange Commission on April 19, 2024.

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

Results of Operations for the Six Months Ended June 30, 2024 Compared to the Six months Ended June 30, 2023

Revenue

For the six months ended June 30, 2024, we recorded $78,149 in revenue compared to $ $164,978 during the six months ended June 30, 2023. We are in the process of developing our strategic business plan going forward and, therefore, revenue may vary from period to period.

Operating expenses

Operating expenses for the six months ended June 30, 2024 was $245,757 compared to $835,949 during the six months ended June 30, 2023. Operating expenses for the six months ended June 30, 2024 was $-0- compared to $458,040 in non-cash stock based compensation during the same period in 2023. Excluding stock based compensation , operating expenses in the 2024 period and 2023 period were $245,757 and $314,884, respectively. Excluding stock based compensation and amortization of intangible assets, the significant decrease in operating expenses in the six months ended June 30, 2024 compared to the same period in 2023 is due to the write-down of pre-production license rights of $150,000 in 2023 offset by increases in general and administrative expenses in the 2024 period.

Net loss

As a result of the foregoing, we had a loss of $62,396 or $(0.00) per share for the six months ended June 30, 2024, compared to a loss of $771,064 or $(0.04) per share for the six months ended June 30, 2023.

Liquidity and Capital Resources

We had $38,129 in cash on hand as of June 30, 2024.

Net cash used in operating activities was $339,693 for the six months ended June 30, 2024, compared to $132,334 for the six months ended June 30, 2023. The increase in cash used in operating activities during the six months ended June 30, 2024 was primarily due to the relocation of gain from repurchase of investment to investing activities and changes in assets and liabilities in the 2024 period compared to 2023.

Net cash provided by financing activities was $183,606 for the six months ended June 30, 2024, compared to $208,381 for the six months ended June 30, 2023. The increase is primarily attributable to proceeds $199,500 and $11,776 from private placements and notes payable-related parties net of $9,000 in repayments of notes payable-related parties, and Loan repayments of $18,670 in 2024, compared to $64,118 in new loans and to $257,999 in proceeds from notes payable-related parties net of its repayment of $113,736 in 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for many years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company. As of June 30, 2024 we have concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since November 2012. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of June 30, 2024, and June 30, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2024, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from November 2012 until June 30, 2024; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended June 30, 2023 and June 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1a. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the six months ended June 30, 2024, the Company issued the following common shares:

●	607,500,000 common shares upon the conversion of 12,150,000 Series A Preferred Stock

●	133,000 common shares were sold under the Form S-1 registration statement for proceeds of $199,500.

●	9,200,000 common shares were exchanged for 9,200,000 shares of Series A Preferred Stock of IFA. These shares were valued at $9,200. See Note 4 Investments

●	550,000,000 common shares were cancelled in return of 11,000,000 Series A Preferred Stock

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Share Exchange Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1 filed with the SEC on May 16, 2022)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winvest Group Ltd.
(Registrant)

Date: August 19, 2024	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO

