Form 10-Q
period 2024-09-30
Winvest Group Ltd
filed 2024-11-19
CIK 1558740

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

As of  November 19, 2024, there were 109,369,075 common shares outstanding.

WINVEST GROUP LTD.

i

PART 1 – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash	$289,039	$45,070
Accounts receivable	19,200	4,100
Accounts receivable other	4,948	15,710
Prepaid expenses	155,605	61,230
Total current assets	468,792	126,110
Investments	9,611	800
Security deposit	2,366	1,094
Total Assets	$480,769	$128,004

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	2,378	76,451
Accrued liabilities	64,149	54,317
Project advances	400,000	100,000
Project advances- related party	150,000	150,000
Loan payable	-	18,670
Notes payable-related parties	659,860	631,157
Total current liabilities	1,276,387	1,030,595
Total liabilities	1,276,387	1,030,595

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 222,688,680 and 227,838,680 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	$222,689	$227,839
Common stock, Par Value $0.001, 4,500,000,000 shares authorized, 285,159,075 and 18,326,075 issued and outstanding as of September 30, 2024, and December 31, 2023	285,159	18,326
Additional paid in capital	103,518,814	103,571,797
Accumulated Deficit	(104,822,280)	(104,720,553)
Total Stockholders’ Deficit	(795,618)	(902,591)
Total Liabilities and Stockholders’ Deficit	$480,769	$128,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	$-	$50,000	$77,340	$214,978
Cost of sales		(15,000)	(42,760)	(123,307)
Gross margin		35,000	34,580	91,671

Operating expenses:
Administrative expenses	(153,137)	(94,771)	(398,894)	(930,720)
Total operating expenses	(153,137)	(94,771)	(398,894)	(930,720)

Loss from operations	(153,137)	(59,771)	(364,314)	(839,049)

Other (expense) income:
Interest expense	(788)	(3,368)	(2,832)	(9,467)
Other income	(12)	-	1,841	-
Gain on investment	114,606	-	263,578	14,313
Other (expense) income, net	113,806	(3,368)	262,587	4,846

Net loss before income tax	(39,331)	(63,139)	(101,727)	(834,203)
Income tax expense	-	-	-	-
Net loss	$(39,331)	$(63,139)	$(101,727)	$(834,203)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.05)

Weighted average number of shares outstanding	248,202,553	18,326,075	335,648,035	17,501,327

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WINVEST GROUP LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2022	227,838,680	$227,839	17,411,217	$17,411	$103,113,871	$(103,845,089)	$(485,968)

Common stock issued for services	-	-	114,510	115	457,925	-	458,040

Misc. common stock adjustment	-	-	348		-	-	-

Net loss	-	-	-	-	-	(654,791)	(654,791)

Balance, March 31, 2023	227,838,680	$227,839	17,526,075	$17,526	$103,571,796	$(104,499,880)	$(682,719)

Net loss	-	-	-	-	-	(116,273)	(116,273)

Balance, June 30, 2023	227,838,680	$227,839	17,526,423	$17,526	$103,571,797	$(104,616,153)	$(798,992)

Common shares issued as investment	-	-	800,000	800	-	-	800

Net loss	-	-	-	-	-	(63,139)	(63,139)

Balance, September 30, 2023	227,838,680	$227,839	18,326,423	$18,326	$103,571,797	$(104,679,292)	$(861,330)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2023	227,838,680	$227,839	18,326,075	$18,326	$103,571,797	$(104,720,553)	$(902,591)

Issuance of shares for investment	-	-	9,200,000	9,200	-	-	9,200

Conversion of preferred stock to common stock	(12,150,000)	(12,150)	607,500,000	607,500	(595,350)	-	-

Private placement of common shares	-	-	133,000	133	199,367	-	199,500

Net loss	-	-		-	-	(8,656)	(8,656)

Balance, March 31, 2024	215,688,680	$215,689	635,159,075	$635,159	$103,175,814	$(104,729,209)	$(702,547)

Cancellation of common shares in return of preferred stock	11,000,000	11,000	(550,000,000)	(55,000)	539,000	-	-

Net loss	-	-	-	-	-	(53,740)	(53,740)

Balance, June 30, 2024	226,688,680	$226,689	85,159,075	$85,159	$103,714,814	$(104,782,949)	$(756,287)

Conversion of preferred stock to common stock	(4,000,000)	(4,000)	200,000,000	200,000	(196,000)	-	-

Net loss	-	-	-	-	-	(39,331)	(39,331)

Balance, September 30, 2024	222,688,680	$222,689	285,159,075	$285,159	$103,518,814	$(104,822,280)	$(795,618)

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30, 2024	September 30, 2023
Cash flows used in operating activities:
Net loss	$(101,727)	$(834,203)
Adjustments to reconcile net loss to net cash provided by/ (used in)operating activities:
Stock based compensation	-	458,040

Gain from repurchase of investment	(263,578)	-
Changes in assets and liabilities
Accounts receivable	(15,100)	24,047
Accounts receivable-other	10,762	(14,310)
Prepaid expenses	(94,375)	93,172
Security deposit	(1,272)	-
Other assets	-	(1,094)
Accounts payable	(74,073)	14,284
Accrued liabilities and project advances	309,832	(5,101)
Deferred revenue	-	40,071
Net cash used in operating activities	(229,531)	(225,094)

Cash flows provided in investing activities:
Proceeds from investment repurchase	263,967	-
Net cash provided by investing activities	263,967	-

Cash flows provided by/ (used in) financing activities
Loan proceeds	-	41,937
Loan repayments	(18,670)	-
Proceeds from private placements	199,500	-
Repayments of notes payable-related parties	(9,000)	(113,736)
Proceeds from notes payable-related parties	37,703	303,556
Net cash provided by financing activities	209,533	231,757

Net increase in cash	243,969	6,663
Cash, beginning of period	45,070	37,148
Cash, end of period	$289,039	$43,811

Supplemental disclosure of non-cash investing and financing activities
Purchase of investment with common shares	$9,200	$-

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed consolidated financial statements. The Company has incurred operating losses since its inception. As of September 30, 2024, the Company had a negative working capital deficit of $807,595 and an accumulated deficit of $104,822,280. Because the Company does not expect that the existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by Winvest Group Limited (Cayman). which is extending interest-free demand loans to the Company. The Company will be required to continue to rely on Winvest Group Limited (Cayman) until its operations become profitable.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of September 30, 2024, the condensed financial statements were not impacted due to the application of Topic 606.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2024, and December 31, 2023, the Company’s cash equivalents totaled $289,039 and $45,070 respectively.

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

Project advances

Project advances represent unsecured, interest-free advances made by investors to help the Company fund film projects. If the film is successful the investor can recoup the money advanced as well as earning a royalty based upon the revenues generated by the film. The terms of this arrangement vary by film and by investor. The Company records royalties payable when it becomes probable that royalties will be payable. As of September 30, 2024 and December 31, 2023 the amount of project advances were $550,000 and $250,000, respectively.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), the revised effective date was January 2023. The Company has adopted this accounting standard in the financial year 2023, this new accounting standard has no significant impact to the Company’s financial statements.

In December 2023, the FASB issued ASU No 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Leases

The Company adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842”) using the modified retrospective approach, electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, the Company presented the disclosures which were required under ASC 842.

The new leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. The Company’s future minimum based payments used to determine the Company’s lease liabilities mainly include minimum based rent payments. As most of Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

In addition, the adoption of the standard did not have a material impact on the Company’s results of operations or cash flows. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in Selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

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

The Company allocated the fair value of the total consideration paid of $2,035,288 as follows: $1,024,799 was allocated to goodwill and $1,010,489 was allocated to intangible assets, comprised primarily of customer relationships with a life of three years. The value of goodwill represented the Company’s ability to generate profitable operations going forward. As of September 30, 2024 and December 31, 2023, the balances of goodwill and intangibles assets were $-0- and $-0-, respectively.

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

During the Nine months ended September 30, 2024 IFA repurchased 389,566 shares of its Series A Preferred Stock. The Company received $263,967 in proceeds from this repurchase and recorded a “gain on investments” of $ $263,578. The "gain on investments" represents the cash proceeds, net of any variable costs (i.e., gross profits), realized directly by IFA from its business activities related to its shareholdings in the Company during the period from the admission of shares issued in the transaction to trading on the OTC Markets.

As of September 30, 2024 and December 31, 2023, the balance of investments was $9,611 and $800, respectively.

NOTE 5. LOAN PAYABLE

As of September 30, 2024 and December 31, 2023, the balance of notes payable was $-0- and $18,670, respectively. On February 28, 2023 the Company entered into a Paypal Business Loan at an annual interest rate of 19.19%. This facility allows for borrowings up to a maximum of $90,000. The Company initially borrowed $50,000 under this loan agreement and is required to pay $1,730.77 per week for 52 weeks until the loan is paid off.

NOTE 6. NOTES PAYABLE-RELATED PARTIES

As of September 30, 2024, and December 31, 2023, the balance of notes payable to related parties was $659,860 and $631,157, respectively. These notes have been provided on an interest-free demand basis to the Company.

The Company’s financing subsequent to the change of control on September 30, 2021 primarily has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands; and from the CEO of the Company’s IQI subsidiary. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of September 30, 2024, the balance of notes payable was comprised of $565,818 due to the Winvest Group Limited (Cayman) and $68,250 due to the CEO of IQI and $25,792 due to the CEO of the Company.

The following movements occurred in advances from related parties during the periods ended September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Balance at the beginning of the period	$633,933	$601,649
Additions (new advances received)	25,927	29,508
Repayments	0	-
Balance at the end of the period	$659,860	$631,157

NOTE 7. PROJECT ADVANCES, PROJECT ADVANCES RELATED PARTIES

Project advances represent unsecured, interest-free advances made by investors to help the Company fund film projects. If the film is successful the investor can recoup the money advanced as well as earning a royalty based upon the revenues generated by the film. The terms of this arrangement vary by film and by investor. The Company records royalties payable when it becomes probable that royalties will be payable. As of September 30, 2024 and December 31, 2023 the amount of total project advances were $550,000 and $250,000, respectively, and no royalties had been accrued. Project advances of $150,000 in both periods were provided by a related party.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of September 30, 2024, and December 31, 2023.

NOTE 9. INCOME TAX

The Company and its two subsidiaries were incorporated in the United States of America and were subject to United States federal taxation at the tax rate of 21%. No provisions for income taxes have been made as the Company and two subsidiaries have no taxable income for the period. As of September 30, 2024, the Company and two subsidiaries had net operating loss carryforwards aggregated $104,822,280 that may be available to reduce future years’ taxable income. Future tax benefits that may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax assets resulting from the net operating losses.

Provision for income tax consists of the following:

	Nine months ended September 30,
	2024	2023
Current income tax (benefit)
U.S.	$-	$-
Sub total	-	-

Deferred income tax
Deferred tax assets for NOL carry-forwards	28,074	161,923
Valuation allowance	(28,074)	(161,923)
Other adjustments	-	-
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$-

The net loss before income taxes and its provision for income taxes as follows:

	Nine months ended September 30,
	2024	2023
Net loss before income tax	(101,727)	(771,064)
Statutory tax rate	21%	21%
Tax expenses (benefit) at the statutory tax rate, net	(21,363)	(161,923)
Loss brought forward	(6,711)	-
Valuation allowance	28,074	161,923
Income tax expenses, net	-	-

Significant components of the Company’s deferred taxes assets as follows:

Deferred tax assets:	September 30, 2024	December 31, 2023
Net operating loss carry-forwards	28,074	161,923
Less: Valuation allowance	(28,074)	(161,923)
Deferred tax assets, net	-	-

NOTE 10. PREPAYMENT EXPENSE

The Company had a prepayment expense amounted $155,605 as of September 30, 2024, an increase of $94,375 from $61,230 as of December 31, 2023. This increase was primarily due to prepaid development fees and startup fees for film production and other retainer fees for legal services.

NOTE 11. ACCRUED LIABILITIES

As of September 30. 2024., the Company had accrued liabilities of $64,149, which is an increase of $9,832 from $54,317 as of December 31, 2023. The accrued liabilities as of September 30, 2024 consist of amounts owed for staff costs and other administrative expenses.

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of September 30, 2024 have been incorporated into these consolidated financial statements except for the following that require disclosure in accordance with FASB ASC Topic 855, Subsequent Events:

As of September 30, 2024, the Company has a subsequent event. The Company has evaluated events from September 30, 2024 through the date the financial statements were issued. The events requiring disclosure for this period are as follows;

Cancelled of Series A Preferred Stock

On Oct 29, 2024, the Company rescinded and cancelled 175,890,000 shares of common stock and returned 3,517,800 shares of Series A Preferred Stock held by the directors. The transactions result in an decrease in the number of common shares outstanding to 109,269,075 shares from 285,159,075 shares, an increase in the number of our Series A Preferred Stock to 226,206,480 shares from 222,688,680 shares.

Sponsor 100,000 units Shares for Wichita State University Foundation

On November 1, 2024, the company donated 100,000 units of its common stock to the Foundation as part of its ongoing commitment to Corporate Social Responsibility (CSR).

NOTE 13. EQUITY

Common Stock

As of September 30, 2024, the Company had 4,500,000,000 authorized shares of Common Stock with a par value of $0.001. As of September 30, 2024, and December 31, 2023, there were 285,159,075 and 18,326,075 shares of Common Stock issued and outstanding, respectively.

2024 Issuances

During the Nine months ended September 30, 2024 the Company issued or cancelled the following common shares:

•	607,500,000 common shares upon the conversion of 12,150,000 Series Preferred shares

•	133,000 common shares were sold under the Form S-1 registration statement, for proceeds of $199,500

•	9,200,000 common shares were exchanged for 9,200,000 shares of Series A Preferred Stock of IFA. These shares were valued at $9,200. See Note 4 – Investments

•	550,000,000 common shares were cancelled in return of 11,000,000 Series Preferred shares

•	200,000,000 common shares upon the conversion of 4,000,000 Series Preferred shares

2023 Issuances

During the Nine months ended September 30, 2023, the Company issued 114,510 restricted common shares to various individuals for services provided. These shares were valued at $4.00 each, based on the trading price of the Company’s common stock on the date the share issuance was approved by the Company’s Board of Directors. As a result, the Company recorded stock-based compensation expense of $458,040 for the nine months ended September 30, 2023.

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

As of September 30, 2024, the Company has authorized 300,000,000 shares of Preferred Series A Stock. As of September 30, 2024, and December 31, 2023, there were 222,688,680 and 227,838,680 Preferred Series A shares issued and outstanding, respectively. Each share of preferred stock is convertible to 50 shares of common stock.

NOTE 14. LEASE

As of September 30, 2024, the Company has operating lease agreement for its office lease with remaining lease terms of 11 months. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear in our Annual Report on Form 10-K1, as filed with the Securities and Exchange Commission on April 19, 2024.

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

Results of Operations for the Nine months Ended September 30, 2024 Compared to the Nine months Ended September 30, 2023

Revenue

For the Nine months ended September 30, 2024, we recorded $77,340 in revenue compared to $214,978 during the Nine months ended September 30, 2023. We are in the process of developing our strategic business plan going forward and, therefore, revenue may vary from period to period.

Operating expenses

Operating expenses for the Nine months ended September 30, 2024 was $398,894 compared to $930,720 during the Nine months ended September 30, 2023. Operating expenses for the Nine months ended September 30, 2024 was $-0- compared to $458,040 in non-cash stock-based compensation during the same period in 2023. Excluding stock-based compensation, operating expenses in the 2024 period and 2023 period were $398,894 and $472,680, respectively. Excluding stock-based compensation and amortization of intangible assets, the significant decrease in operating expenses in the Nine months ended September 30, 2024 compared to the same period in 2023 is due to the write-down of pre-production license rights of $150,000 in 2023 offset by increases in general and administrative expenses in the 2024 period.

Net loss

As a result of the foregoing, we had a loss of $101,727 or $(0.00) per share for the Nine months ended September 30, 2024, compared to a loss of $834,203 or $(0.00) per share for the Nine months ended September 30, 2023.

Liquidity and Capital Resources

We had $289,039 in cash on hand as of September 30, 2024.

Net cash used in operating activities was $229,531for the Nine months ended September 30, 2024, compared to $225,094 for the Nine months ended September 30, 2023. The increase in cash used in operating activities during the Nine months ended September 30, 2024 was primarily due to the relocation of gain from repurchase of investment to investing activities and changes in assets and liabilities in the 2024 period compared to 2023.

Net cash provided by financing activities was $209,533 for the Nine months ended September 30, 2024, compared to $231,757 for the Nine months ended September 30, 2023. The decrease is primarily attributable to proceeds $199,500 and $37,703 from private placements and notes payable-related parties net of $9,000 in repayments of notes payable-related parties, and Loan repayments of $18,670 in 2024, compared to $41,937 in new loans and to $303,556 in proceeds from notes payable-related parties net of its repayment of $113,736 in 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for many years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company. As of September 30, 2024 we have concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since November 2012. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of September 30, 2024, and September 30, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2024, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from November 2012 until September 30, 2024; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended September 30, 2023 and September 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1a. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the Nine months ended September 30, 2024, the Company issued the following common shares:

•	607,500,000 common shares upon the conversion of 12,150,000 Series Preferred shares

•	133,000 common shares were sold under the Form S-1 registration statement, for proceeds of $199,500

•	9,200,000 common shares were exchanged for 9,200,000 shares of Series A Preferred Stock of IFA. These shares were valued at $9,200. See Note 4 – Investments

•	550,000,000 common shares were cancelled in return of 11,000,000 Series Preferred shares

•	200,000,000 common shares upon the conversion of 4,000,000 Series Preferred shares

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

Winvest Group Ltd.
(Registrant)

Date: November 19, 2024	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun,
CEO and CFO

