Form 10-K
period 2024-12-31
Winvest Group Ltd
filed 2025-04-18
CIK 1558740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2024 ($1.027 per share), the last business day of the registrant’s most recently completed second fiscal quarter, was $45,849,089.

There were 110,419,075 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 17, 2025.

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

ii

PART I

ITEM 1. BUSINESS

Unless the context indicates otherwise, the “Company,” “we,” “our,” “ours” or “us” refer to Winvest Group Ltd., a Nevada corporation, and its wholly owned subsidiaries, The Catalyst Group Entertainment (“TCG”) and IQI Media, Inc (“IQI”) and Billie Black Production LLC (“BB”).

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

7

(2)

Original Content Development Slate and Producing Services

(A) Sunday Dinner – Feature Film

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

(B) Christmas Café – Feature Film

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

(C) Cured – TV Limited Series

IQI has a television limited series coming soon, titled “Cured.” Cured is about the cure for cancer being found and covered up by corporate pharmaceutical companies; Our misunderstood hero must rediscover his father’s cure while being antagonized by corporations and the people closest to him.

(D) I Will Follow Him – Feature Film (*Title: To-Be-Determined)

Story to begin with: When a man claiming to be the runaway son of a reclusive widow reappears after twenty years to claim his inheritance, what begins as an emotion al reunion unravels into a dangerous, demented affair as the twisted history of the lavish estate unearths. She uses her hilltop palace as a prison, locked in with her memories and guilt far from the bright Los Angeles lights below. It is the ultimate prize that lures Guy in originally, symbolic of a wealthy lifestyle he’s never been privy to. Inside he finds it haunted with creeks and booms coming from the boy’s locked room, and his only clue to its unlocking lies in the eerie crest engraved to its doorknob. But there’s more; the boy’s clothes and toys seem to appear and then disappear, there are items buried in the yard where the boy’s favourite tree used to be and where the last VHS footage of him was captured, and then there’s the scratch marks that keep appearing, and the visions of the boy’s ghost following him through the hall….(cont.)

(E) My Daughter’s Death – Feature Film

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

(F) Winnie the Pooh - Beyond Pooh Corner

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

BB

Billie Black Production LLC (hereafter called “BB”), is a subsidiary of IQI, established on October 1, 2024, and located in Wyoming, United States. The company was primarily formed to focus on media and film production activities. However, the company is expected to cease operations in the first quarter of 2025 due to the cancellation of the film project that was originally planned to be produced through BB.

(3)

Content Management Solution and Services

As a content strategic partners to our content creators, IQI content team manages contents such as: Weekly Short Children Animation, Educational Programs. Our content partners preference is to showcase their contents through general social media platform with API integration pixel coding via analytic tools.

The Company also in preparing a platform called “Launchrr”. Launchrr is the all-in-one cloud-based content distribution platform for filmmakers and content creators to come across the crowded. Launchrr allowed users to store, distribute, and monetize your content worldwide. Unlike traditional distribution networks, Launchrr offer a simple, secure, and scalable platform with integrated collaboration tools and real-time performance analytics. This platform still in testing progress and not publicly.

Original Intellectual Property Development

Be an Original Content Creator (OCC) and Production Company in Hollywood.

IQI will actively engage with studios and talent agencies to develop and match funding to produce quality Live Action, Holiday movies and CGI feature animation film that provide global audience with enjoyable entertainment on theatrical big screen and carry audience favourites stories along in a smart technology on worldwide streaming platforms.

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

We offer a range of products and services, including feature films, limited television series, and various ad formats on Meta and Amazon, along with reports on their performance. Our content management brand clients include Pacific Range Hood and Superco Home Appliances. Both contracts ended in 2023, with no further business activities thereafter. We also plan to work with original IP distributors such as major Hollywood studios, global OTT platforms and studios, television networks, and in-flight entertainment providers. For each project, we choose suitable suppliers to ensure the best results.

MaiContent had two main clients for content management services—Pacific Range Hood and Superco Home Appliances—both of which had business activities in the year 2023 but none thereafter. IQI also holds various contracts and agreements, including with Miles Partnership, clients, and Baboon Animation Studio for Beyond the Pooh.

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

Employees

As of December 31, 2024, WNLV, TCG and IQI currently have an aggregate of 5 employees. We anticipate hiring additional employees in the next twelve months. We anticipate hiring necessary personnel based on an as needed basis.

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

During the year ended December 31, 2024, the Company’s aggregate total revenue was $77,340, and had a net loss of $1,081,047.

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

We have earned an aggregate of $77,340 in revenue since January 1, 2024. We expect to continue to incur additional losses in the foreseeable future as a result of our film production activities. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our Common Stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. If we are unable to secure additional financing in the future on acceptable terms, or at all, we could be forced to reduce or discontinue film development, reduce or forego sales and marketing efforts, and forego attractive business opportunities in order to improve liquidity to enable the Company to continue its operations. There are also risks and uncertainties inherent to the film industry including the highly speculative nature of the industry, intense competition, the lack of industry experience of the stockholders of the Company. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in the Company.

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

Risks Related to our Common Stock

The OTC and share value.

Our Common Stock trades over the counter, which may deprive stockholders of the full value of their shares. Our stock is quoted via the Over-The-Counter (“OTC”) OTCQB under the ticker symbol “WNLV”. Therefore, our Common Stock is expected to have fewer market makers, lower trading volumes, and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for our Common Stock.

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

Rule 144 Risks

Sales of our Common Stock under Rule 144 could reduce the price of our stock. There are 64,725,366 issued and outstanding shares of our Common Stock held by affiliates that Rule 144 of the Securities Act defines as restricted securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As of December 31, 2024, the Company has not identified any cybersecurity threats, including previous incidents, that have materially impacted our business strategy, results of operations, or financial condition. This assertion signifies our diligent efforts in managing and mitigating cybersecurity risks, contributing to the stability and continuity of our operations.

ITEM 2. PROPERTIES

Our mailing address is 50 West Liberty Street Suite 880, Reno NV 89501. The Company’s wholly owned subsidiary’s, TCG’s, address is 8383 Wilshire Blvd, Suite 255, Beverly Hills, CA 90211. The Company’s wholly owned subsidiary’s, IQI’s, monthly month-to-month leased office address is 1055 East Colorado Boulevard, Suite 500, Pasadena, California 91106, United States. The monthly fees are $1,129.00 until February 29, 2024 and increased to $2,160 per month for IQI and do not apply for TCG, respectively.

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

25

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets Group under the symbol, “WNLV.” The OTC Market is a computer network that provides information on current “bids” and “asks,” as well as volume information.

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2024
First Quarter (January 1 – March 31)	$8.92	$0.51
Second Quarter (April 1 – June 30)	1.95	0.18
Third Quarter (July 1 – September 30)	1.32	0.37
Fourth Quarter (October 1 – December 31)	0.84	0.06

2023
First Quarter (January 1 – March 31)	$8.50	$4.00
Second Quarter (April 1 – June 30)	4.00	4.00
Third Quarter (July 1 – September 30)	4.00	4.00
Fourth Quarter (October 1 – December 31)	8.92	3.11

Holders

On March 11, 2025 the closing bid price of our common stock as reported on the OTCQB was $0.41 and there were approximately 204 shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Issuances and Sales of Unregistered Securities

During the year ended December 31, 2024, the Company recorded the issuances of unregistered securities of an aggregate of 233,000 shares of common stock of the Company to the parties listed below.

1.	XU SHU QIN & HUANG XUEFENG

2.	PATRICK PENG LIU

3.	WICHITA STATE UNIVERSITY FOUNDATION

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

On May 14, 2024, the Board of Directors of Winvest Group Ltd. (the “Company”) accepted the resignation of Tham Yee Wen as the Company’s Chief Operating Officer (COO). The Company is unaware of any disagreement causing Ms. Tham Yee Wen’s resignation.

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

Recent Developments

There have been no material developments affecting the Company.

Results of Operations for the Twelve Months Ended December 31, 2024, compared to the Twelve Months Ended December 31, 2023

Revenue

Our revenues for the year ended December 31, 2024, were $77,340, as compared to revenues of $339,943 during the year ended December 31, 2023. The decrease in revenues is attributable to decreased revenue at both IQI and Winvest. The decrease in revenues was primarily due to the contracts ended with Pacific Range Hood and Superco Home Appliances in 2023, which significantly impacted revenue contributions from IQI.

Operating expenses

Our operating expenses were $760,298 for the year ended December 31, 2024, as compared to $1,098,460 for the year ended December 31, 2023. The operating expenses mainly attributable to advertising expenses, audit fees, legal services fees, other professional fees, salary and stock compensation expense.

Net loss

As a result of the foregoing, we incurred a loss of $1,081,047 or $(0.004) per share for the year ended December 31, 2024, compared to a loss of $875,464 or $(0.05) for the year ended December 31, 2023.

Liquidity and Capital Resources

We had $181,522 in cash on hand as of December 31, 2024.

Net cash used in operating activities for the year ended December 31, 2024, was $351,109 compared to $230,075 in net cash used for the year ended December 31, 2023. The increase in net cash used is primarily attributable to increase in net loss, non-cash movements for loss from sale of investment, provision for doubtful debts, contingencies, increase in accounts receivable, increase in prepaid expenses, increase in other assets and decrease in accounts payable contra by decrease in accounts receivable others and increase in accrued liabilities and project advances.

Net cash provided by investing activities for the year ended December 31, 2024, was $262,018 compared to $0 for the year ended December 31, 2023 due to the increase in proceeds from sale of investment.

Net cash provided by financing activities was $225,543 for the year ended December 31, 2024, compared to $237,997 for the year ended December 31, 2023. The decrease in 2024 compared to 2023 is primarily attributable to due to issuance of share capital in 2024 and proceeds from related party loans contra by loan proceeds.

Employees

WNLV, TCG, IQI and BB currently have an aggregate of 5 employees. We anticipate hiring additional employees in the next twelve months. We anticipate hiring necessary personnel based on an as needed basis.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are expressed in Canadian dollars.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, investments income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

The Company’s primary sources of revenue are from content creation and advertising services, which are generally provided under contractual arrangements with customers. Revenue is recognized based on the following five-step model:1. Identify the contract with the customer:

A contract is established when it is approved by both parties, has commercial substance, identifies rights and payment terms, and it is probable that the Company will collect the consideration.

The contracts with customers, establish legally enforceable rights and obligations that define a tailored scope of services based on each client’s requirements. These contracts outline the fees charged, payment terms, contract durations, and services provided. The company provides a single integrated service consisting of social media content creation, video production, analytics, and ad performance reporting.

The Company entered into certain engagements with clients through communication platforms such as WeChat, without executing formal written agreements. However, the communications clearly outlined the scope of services, payment terms, and resulted in invoices being issued to clients, detailing the services rendered. Based on ASC 606-10-25-1, the criteria for identifying a contract have been met—namely, the parties have approved the arrangement, each party’s rights and payment terms are identifiable, the contract has commercial substance, and collection is probable. Accordingly, these arrangements are considered contracts under ASC 606, and revenue recognition is appropriate.

 2. Identify the performance obligations in the contract:

Each contract is evaluated to determine the distinct goods or services promised. The contracts specify the scope of services provided by the Company, which include social media content creation, video production, analytics, and ad performance reporting. Although these services may appear distinct in nature, they cannot be sold separately within the context of the agreement, as each service is dependent on the others to deliver the intended marketing outcome.

3. Determine the transaction price:

The Company invoices the client at the end of the contract, with a fixed transaction price agreed upon during the initial engagement. Revenue is recognized at a point in time, specifically when the Company has completed all contracted services and transferred control of the final deliverables to the client. This aligns with ASC 606-10-25-30, as the client obtains the ability to direct the use of and benefit from the completed marketing package only upon delivery. Accordingly, revenue is recognized at the point when the client accepts the final output of the services.

In certain engagements, of the prior financial year, the Company also earned a variable consideration in the form of a profit-sharing component, with one customer, where additional revenue was contingent on the customer’s sales performance. Under ASC 606, this profit-sharing qualifies as variable consideration because the amount is not fixed at contract inception and depends on future sales. Revenue from variable consideration is included in the transaction price only when it is highly probable that no significant reversal will occur (constraint on variable consideration).

 4. Allocate the transaction price to performance obligations in the contract:

All services provided by the Company are bundled into a single performance obligation, therefore the entire transaction price—including both the fixed monthly fee and any variable consideration—is allocated to this single obligation. Given that the services are highly interrelated and delivered continuously over the contract period, revenue is recognized as the services are performed. This approach ensures that revenue recognition accurately reflects the transfer of services to the client over time.

 5. Recognize revenue when or as the Company satisfies a performance obligation

Revenue is recognized only when the performance obligations has been completed and control has been transferred to the client.

Principal vs. Agent Considerations

The Company evaluates its role in providing services to determine whether it is acting as a principal or an agent, in accordance with ASC 606. The Company is considered a principal when it controls the specified goods or services before transferring them to the customer. In such cases, revenue is recognized on a gross basis for the amount to which the Company expects to be entitled.

For its content creation and advertising and marketing services, the Company acts as a principal, as it is primarily responsible for the fulfilment of services, including content development, production, analytics, and delivery to the client. The Company controls the service outputs before they are transferred and assumes the risks associated with performance. Accordingly, revenue is presented on a gross basis..

Recent Accounting Pronouncements

There are no recent accounting pronouncements that impact the Company’s operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-15 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since November 2012. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of December 31, 2024 and December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Items That May be Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2024.

We do not have adequate segregation of duties and effective risk assessment – Lack of segregation of duties and effective risk assessment may cause the Company to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 based on criteria established in in COSO Internal Control - Integrated Framework (ICIF-2013).

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.

We intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities.

2.

We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended December 31, 2024 and December 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position(s)
Wan Nyuk Ming	55	Chairman of the Board of Directors
Ng Chian Yin	34	MD of the Board of Directors
Jeffrey Wong Kah Mun	45	Chief Executive Officer and Director
Khiow Hui, Lim	50	Director, Secretary and Chief Strategic Officer, Founder of IQI and Co-founder of TCG
Charlene Logan Kelly	52	Chief Intellectual Officer and Executive producer of IQI
Boo Shi Huey	35	Treasurer
Joseph S. Lanius	47	Founder and an executive producer of TCG
Nicholas D. Burnett	42	Co-founder and executive producer of TCG

Biographies

Mr. Wan Nyuk Ming, age 55, Chairman of the Board of Directors, previously worked as the Managing Director of Mega7 Holding Sdn Bhd from 2017 to 2019, where he supervised the day-to-day operations of the company, managed delivery teams, and was directly responsible for business support functions as a head of the business. From 2012 to 2017, he was the Managing Director of M Academy International Sdn Bhd. With over 30 years of experience and hard work, he is a successful remarkable entrepreneur and a practical international market strategist.

Mr. Ng Chian Yin, age 34, MD of the Board of Directors, with ten years of experience in running a company’s core business, where he expanded his strategy skill with “New Thinking, New Creativity, and New Generation” to meet the new era of emerging financial technology in his career path. He has been the Marketing Director of his own company, Philocity Holdings Sdn Bhd since August 2019. He was the Senior Sales & Technology Manager at Milletique Technology Sdn Bhd from July 2018 to July 2019.

Mr. Jeffrey Wong Kah Mun, age 45, CEO of the Board of Directors, has over 18 years of exposure in the fields of health, beauty, wellness products, online and education. He previously worked as Chief Operating Officer at Linton University and three affiliated Institutes, Pertama Institute of Technology (ITP), Jati Institute, and International Institute of Science Mantin from 2017 to 2020, where he oversaw, developed, and expanded the built of Environment, Information Technology, Business & Accounting, and Applied & Visual Arts.

Ms. Boo Shi Huey, age 35, Treasurer of the Company. She worked at Philocity Holdings Sdn Bhd, as a Sr. Account Executive from February 2020 to the present. She worked as an Account Executive to Syarikat Elektrik Siang Sdn Bhd from October to December 2019. She previously worked as a Finance Executive cum Admin at Mega7 Holding Sdn Bhd, from January 2019 to July 2019. She has extensive account experience and is able to work at different perspectives and adjust workflow as change arises.

Mr. Joseph S. Lanius, age 47, Founder and an executive producer of TCG, is an entertainment attorney who specializes in distribution, finance and production legal affairs. He also provides executive producing services to motion picture producers and production companies, offering consulting on financial structuring and investment, and direct distribution sources in the United States and the Middle East. Before entering private practice, Joseph served as Lead Counsel - Business & Legal Affairs for After Dark Films, where he was responsible for overseeing distribution and financial structuring for the After Dark Originals and After Dark Action slates as well as individual titles consisting of over 20 feature films. Prior to that, he was Director of Business & Legal Affairs for IM Global, where he focused on distribution for the various films IM Global represented including the PARANORMAL ACTIVITY and INSIDIOUS franchises as well as COMPANY MEN (Kevin Costner, Tommy Lee Jones), BULLET TO THE HEAD (Sylvester Stallone) and SAFE (Jason Statham). Since entering private practice, some of Joseph’s current and former clients include Sparkhouse Media, Benaroya Pictures, Mulberry Pictures, International Film Trust, QED International and Highland Film Group. A few of the pictures Joseph has helped bring to worldwide audiences include CELL (John Cusack, Samuel L. Jackson), 478 (Arnold Schwarzenegger) QUEEN OF THE DESERT (Nicole Kidman, James Franco, Robert Pattinson), FURY (Brad Pitt, David Ayers), DIRTY GRANDPA (Zac Efron, Robert DeNiro), TO THE BONE (Lilly Collins, Keanu Reeves), HOUR OF LEAD (Thomas Jane, Anne Heche), THE CARD COUNTER (Oscar Isaac, Tiffany Hadish, Tye Sheridan) and upcoming films CALL JANE (Elizabeth Banks, Sigourney Weaver, Kate Mara) and ASSASIN CLUB (Henry Golding, Noomi Rapace, Sam Neill). Joseph earned his B.A. from the University of North Texas and his J.D. from Southwestern Law School.

Mr. Nicholas D. Burnett, age 42, Co-founder and executive producer of TCG, is a media executive and transactional business lawyer focused on mergers and acquisitions, joint ventures, private placement equity and debt offerings, secured lending, and a variety of commercial matters including licensing and general corporate counselling. He also regularly consults on financing and production matters in the entertainment industry, providing guidance on the formation of film funds, financing and distribution plans for single motion pictures and slates, and the development, financing and production of television series. From 2012 to 2018, Nicholas served as in-house counsel and head of development for New York based television production companies Brick City TV and Blowback Productions, where he oversaw business, legal and production matters for television programming produced for Viacom Networks, Discovery Communications, Participant Media/Pivot, and CNN/Turner Networks. Prior to that, Nicholas was an associate with national law firms White & Case LLP and Arent Fox LLP, where he assisted in representing clients on mergers and acquisitions, joint ventures, business reorganizations and various structured financing and capital markets transactions. Nicholas earned his B.A. and J.D. from the University of Florida, where served as an editor of the Florida Law Review. His articles and presentations have been featured in several legal and financial publications including Thompson Reuters’ The M&A Lawyer, West Publishing Corporation’s Practical Law Company, and the New York Institute of Finance’s ExecSense series.

Ms. Khiow Hui, Lim, age 50, Director, Secretary, Chief Strategic Officer, Founder of IQI and Co-founder of TCG, hail from Melaka, Malaysia, Khiow Hui began her career at the Media Resources Center in Wichita, Kansas, which was a subsidiary and syndication station of The Discovery Channel. Starting as a production assistant, she rose to become a segment producer and eventually a full-fledged producer for the station. In 1997, Khiow Hui was hired by Fox Television Network (FOX 24/UPN), now a division of iHeart MEDIA, to produce and direct public service announcements (PSAs) for the Midwest region. In 2011, Khiow Hui founded iQiMedia that helps advertising agencies, new media companies and S&P 500 to create intuitive experiences for a diverse range of new emerging media. She has worked with global renown advertising agencies, new media companies and managed brands like AIG, AT&T, Toyota, Caesars Entertainment Corporation, Tencent, Apple, Sony Entertainment, Ogilvy, Dentsu and more. At IQI, she has managed feature film production, commercial and interactive development, budgets of up to $40 million and overseen union production crews of more than 80 people. A native of Malaysia, Khiow Hui holds a BA in Electronic Arts from Wichita State University. Khiow Hui also one of the core production team players at Miles Partnership for the VisitTheUSA.com—the official tourism bureau for the United States—helping to deliver tailored content for the both domestic and international Asian market. In 2016, Khiow Hui produced her first feature film, Alien Code, a sci-fi thriller starring Mary McCormack, Azura Skye, Richard Schiff and Kyle Gallner. Now available on most streaming platforms. Other Hollywood credits include projects like Sony PlayStation 2’s Rise to Honor–Jet Li, the SAG Awards’ Hollywood Hits Broadway segment and post-production editorial work on Resident Evil 5 & 6 and the Oscar-winning film Crash.

Ms. Charlene Logan Kelly, age 52, Chief Intellectual Officer, Executive producer of IQI, received her Business Degree from Mount Alison University in Canada, where she then worked in finance briefly. Having been a painter and artist most of her life, she decided to turn her attention towards art and completed the Animation Program at Algonquin College where she began her career in Toronto then moved to Los Angeles. Most of her career has been working in Feature Animation and for several studios, which included Warner Brothers, Fox Animation, and Dreamworks, on films such as All Dogs Go to Heaven 2, Space Jam, The Quest for Camelot, Anastasia, Prince of Egypt, El Dorado and Spirit: Stallion of the Cimarron. She had a short period as a Stop Motion animator for a CBC kids show called Poko and has had the privilege of working in most departments of the animation pipeline. She then went on to become the Associate Producer at a boutique studio in Los Angeles, managing and producing the studio projects, such as Iron Giant Signature Edition, Once Upon a Time Adventure (Snow White ride at Disneyland in Shanghai) and the Minion Mayhem Ride (Illumination ride at Universal), in collaboration with studios such as Warner Brothers, Walt Disney, ReelFX and Universal/NBC. She recently was the Producer on an independent CG Animated Feature Film, Next Gen, distributed by Netflix and Alibaba Pictures and is presently developing a couple of personal projects as well as the Feature Film spinoff of the popular TV Series, Mansour, created by Bidaya Media and backed by the Mubadala Investment Company.

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

Director Independence

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The table below sets forth the positions and compensations for the officers and directors of the Company, and for the officers and directors of TCG and IQI, for the years ended December 31, 2024 and 2023.

There are no employment agreements between the Company and its officers and directors except for Khiow Hui Lim and Charlene Logan Kelly. The executive compensation summary will be shown as below:

Position	Name of Officers or Directors	Year	Salary before tax	Bonus	All other compensation	Total
Chairman of the Board of Directors	Wan Nyuk Ming	2024	n/a	n/a	n/a	n/a
		2023	n/a	n/a	n/a	n/a

MD of the Board of Directors	Ng Chian Yin	2024	n/a	n/a	n/a	n/a
		2023	n/a	n/a	n/a	n/a

Chief Executive Officer and Director	Jeffrey Wong Kah Mun	2024	n/a	n/a	n/a	n/a
		2023	n/a	n/a	n/a	n/a

Treasurer	Boo Shi Huey	2024	n/a	n/a	n/a	n/a
		2023	n/a	n/a	n/a	n/a

Founder and an executive producer of TCG	Joseph S. Lanius	2024	n/a	n/a	n/a	n/a
		2023	n/a	n/a	n/a	n/a

Co-founder and executive producer of TCG	Nicholas D. Burnett	2024	n/a	n/a	n/a	n/a
		2023	n/a	n/a	n/a	n/a

Director, Secretary, Chief Strategic Officer, Founder of IQI and Co-founder of TCG	Khiow Hui, Lim	2024	39,750	n/a	2,090	41,840
		2023	38,125	n/a	n/a	38,125

Chief Intellectual Officer, Executive producer of IQI	Charlene Logan Kelly	2024	35,000	n/a	n/a	35,000
		2023	31,883	n/a	n/a	31,883

(1)	Independent contractors.

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

The Company’s financing subsequent to the change of control on March 31, 2021 has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands and from the CEO of IQ. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of December 31, 2024, the amount due to the Winvest Group Limited (Cayman) and the founder of IQI was $565,818 and $65,250 which are being treated as an interest free demand loans.

Outstanding Equity Awards at Fiscal Year-End

None of the named executive officers had any outstanding equity awards at the 2024 fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the completion of the Reverse Merger, and the increase of the described in Items 1.01 of this report by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors of WNLV as a group as of December 31, 2024.

Name	Number of Shares of Common Stock	Percentage
Wan Nyuk Ming (1) 50 West Liberty Street, Suite 880, Reno, Nevada 89501	30,000,000	27.43%
Ng Chian Yin (1) 50 West Liberty Street, Suite 880, Reno, Nevada 89501	20,093,101	18.37%
Jeffrey Wong Kah Mun (1) 50 West Liberty Street, Suite 880, Reno, Nevada 89501	13,732,265	12.56%
Boo Shi Huey 50 West Liberty Street, Suite 880, Reno, Nevada 89501	0	0%
Joseph S. Lanius 50 West Liberty Street, Suite 880, Reno, Nevada 89501	150,000	0.14%
Nicholas D. Burnett 50 West Liberty Street, Suite 880, Reno, Nevada 89501	150,000	0.14%
Khiow Hui, Lim 50 West Liberty Street, Suite 880, Reno, Nevada 89501	600,000	0.55%
Charlene Logan Kelly 50 West Liberty Street, Suite 880, Reno, Nevada 89501	0	0%
All executive officers, directors, and beneficial ownership thereof as a group 7 people)	64,725,366	59.19%

There are no other officer or director 5 % shareholders.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 109,369,075 shares of common stock outstanding.

The holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. The holders of our common stock do not entitle to any disparate voting rights.

The following table sets forth certain information with respect to the beneficial ownership of our voting preferred stock following the completion of the Reverse Merger, and the increase of the described in Items 1.01 of this report by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors of WNLV as a group as of December 31, 2024.

Name	Number of Shares of Series A Preferred Stock	Percentage
Jeffrey Wong Kah Mun (1) 50 West Liberty Street, Suite 880, Reno, Nevada 89501	2,838,679	0.946%
Wan Nyuk Ming (2) 50 West Liberty Street, Suite 880, Reno, Nevada 89501	179,400,000	59.80%
Ng Chian Yin (3) 50 West Liberty Street, Suite 880, Reno, Nevada 89501	43,967,800	14.66%
All executive officers, directors, and beneficial ownership thereof as a group 3 people) out of 300,000,000 shares.	226,206,479	75.406%

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

The Company’s financing subsequent to the change of control on March 31, 2021 has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands and from the CEO of IQ. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of December 31, 2024, the amount due to the Winvest Group Limited (Cayman) and the founder of IQI, and the CEO of the Company was $565,818, $65,250, and $44,801 respectively which are being treated as an interest free demand loans.

Description of Share Capital

We have authorized 4,500,000,000 shares of common stock with par value $0.001 per share. As of December 31, 2024 the Company has issued and outstanding 109,369,075 shares of common stock. We have authorized 300,000,000 shares of Series A Preferred Stock. As of December 31, 2024, the Company has issued and outstanding 226,206,479 shares of preferred stock.

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

Preferred Stock

The holders of our Series A preferred stock are entitled to 50 votes for each share held of record on all matters to be voted on by stockholders. The Series A preferred stock also converts into common stock at a rate of 50 for one. The holders of our preferred stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event of liquidation, dissolution or winding up of our company, the holders of preferred stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Series A preferred stock. We do not have different authorized classes of stock other than aforementioned.

On the basis of 18,326,075 outstanding shares as of December 31, 2024, a minimum of 186,925 shares of Series A preferred stock must be kept to maintain 51% control over shareholder-approved measures. Future issuances of Series A Preferred Stock could further dilute the existing holders of common stock. The management currently has no intentions of further issuance. The conversion of Series A Preferred Stock is entirely optional and it can happen at any time and has a poison pill effect. We believe there are no exceptions to provision requiring mandatory conversion of shares upon any transfer, and no sunset provision limiting the lifespan of high-vote shares is required at this time.

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

The Company’s financing subsequent to the change of control on March 31, 2021 has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands and from the CEO of IQI. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of December 31, 2024, the amount due to the Winvest Group Limited (Cayman) and the founder of IQI, the CEO of the company was $565,818, $65,250, and $44,801, respectively which are being treated as an interest free demand loans.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On May 3, 2024, the Securities and Exchange Commission (the “SEC”) announced that it had settled charges against BF Borgers CPA PC that it failed to conduct audits of a number of public companies in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”).  As a result of Borgers’ settlement with the SEC, the Company has dismissed Borgers as its independent account because it is no longer authorized to perform audits for the Company.

On May 14, 2024, the Company engaged JWF Assurance PAC as its independent auditor.

On March 13, 2025, On March 13, 2025, the Board of Directors decided to conclude the engagement of JWF Assurance PAC as the Company’s independent registered public accounting firm, effective immediately.

On March 13, 2025, the Board of Directors approved the engagement of J&S Associate PLT (“New Auditor”) as the Company’s independent registered public accounting firm, effective immediately.

The following table shows the fees that were billed for the audit and other services provided by for the fiscal years ended December 31, 2024 and 2023.

	Fiscal Year Ended December 31,
	2024	2023
Audit fees (1)	$155,550	$60,500
Total	$155,550	$60,500

(1)

Audit Fees—This category includes the audit of our annual consolidated financial statements, review of consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim consolidated financial statements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation of the Company Inc., as amended (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
3.2	Amended and Restated Bylaws of the Company (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
3.3	Articles of Organization of The Catalyst Group Entertainment, LLC (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
3.4	Operating Agreement of The Catalyst Group Entertainment, LLC (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
3.5	Articles of Incorporation of a California corporation IQI Media Inc. (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
3.6	Bylaws of IQI Media Inc. (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
4.1	Share Exchange Agreement (filed as an Exhibit to Form 8-K, filed on May 16, 2022, and incorporated herein by reference.)
5.1	Opinion of McMurdo Law Group, LLC, legal counsel (filed as an Exhibit to Form S-1, filed on August 22, 2022, and incorporated herein by reference.)
21.1	Subsidiaries
23.2	Consent of McMurdo Law Group, LLC (included in Exhibit 5.1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act
99.1	Subscription Agreement (filed as an Exhibit to Form S-1, filed on August 22, 2022, and incorporated herein by reference.)
101.INS	Inline XBRL Instance Document (furnished herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINVEST GROUP LTD.

Dated: April 18, 2025	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 18, 2025	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO

Dated: April 18, 2025	By:	/s/ Wan Nyuk Ming
Wan Nyuk Ming, Director

Dated: April 18, 2025	By:	/s/ Ng Chian Yin
Ng Chian Yin, Director

Dated: April 18, 2025	By:	/s/ Khiow Hui, Lim
Khiow Hui, Lim Director

WINVEST GROUP LTD.

 Consolidated Financial Statements

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 (Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12, Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

WINVEST GROUP LIMITED

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Winvest Group Limited and its subsidiaries (the ‘Company’) as of December 31, 2024 and 2023 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered from continuous loss from its inception and had an accumulated deficit of $105,801,600 as of December 31, 2024. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

 Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ J&S Associate PLT

Certified Public Accountants

PCAOB Number: 6743

April 18, 2025

We have served as the Company’s auditor since 2025.

Kuala Lumpur, Malaysia

WINVEST GROUP LTD.

 CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Cash	$181,522	$45,070
Accounts receivable	15,100	4,100
Accounts receivable-other	1,950	15,710
Prepaid expenses	104,627	61,231
Total current assets	303,199	126,111
Investments	14,419,701	1,200,000
Security deposit	2,366	1,094
Total Assets	$14,725,266	$1,327,205

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	2,427	$76,452
Accrued liabilities	181,908	54,317
Project advances	400,000	100,000
Project advances-related parties	150,000	150,000
Loan payable	-	18,670
Notes payable-related parties	675,869	631,157
Total current liabilities	1,410,204	1,030,596
Non-current liabilities
Contingencies	100,000	-
Total liabilities	1,510,204	1,030,596

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 226,206,479 and 227,838,679, shares issued and outstanding as of December 31, 2024, and December 31, 2023, respectively	226,207	227,839
Common stock, Par Value $0.001, 4,500,000,000 shares authorized, 109,369,075 and 18,326,075 issued and outstanding as of December 31, 2024, and December 31, 2023	109,369	18,326
Additional paid in capital	118,681,086	104,770,997
Accumulated Deficit	(105,801,600)	(104,720,553)
Total Stockholders’ Equity	13,215,062	296,609
Total Liabilities and Stockholders’ Equity	$14,725,266	$1,327,205

The accompanying notes are an integral part of these consolidated financial statements.

WINVEST GROUP LTD.

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2024	Year ended December 31, 2023
Revenue	$77,340	$339,943
Cost of sales	(80,025)	(120,867)
Gross (loss)/profit	(2,685)	219,076

Operating expenses:
Administrative expenses	(760,298)	(1,098,460)
Total operating expenses	(760,298)	(1,098,460)

Loss from operations	(762,983)	(879,384)

Other (expense) income:
Interest expense	(3,596)	(11,790)
Other income	1,863	15,710
Loss on investment	(316,331)	-
Other income/(expense), net	(318,064)	3,920
Net loss	$(1,081,047)	$(875,464)

Basic and diluted loss per common share	$(0.004)	$(0.05)

Weighted average number of shares outstanding	286,930,455	17,913,701

The accompanying notes are an integral part of these consolidated financial statements.

WINVEST GROUP LTD.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

							Total
					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2022	227,838,679	$227,839	17,411,217	$17,411	$103,113,872	$(103,845,089)	$(485,967)

Common stock issued for services	-	-	114,510	115	457,925	-	458,040

Misc. common stock adjustment	-	-	348		-	-	-

Common shares issued as investment	-	-	800,000	800	1,199,200	-	1,200,000

Net loss	-	-	-	-	-	(875,464)	(875,464)

Balance, December 31, 2023	227,838,679	$227,839	18,326,075	$18,326	$104,770,997	$(104,720,553)	$296,609

							Total
					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2023	227,838,679	$227,839	18,326,075	$18,326	$104,770,997	$(104,720,553)	$296,609

Conversion of preferred stock to common stock	(16,150,000)	(16,150)	807,500,000	807,500	(791,350)	-	-

Subscription of common stock	-	-	233,000	233	199,267	-	199,500

Cancellation of common stock in return of preferred stock	14,517,800	14,518	(725,890,000)	(725,890)	711,372	-	-

Common shares issued as investment	-	-	9,200,000	9,200	13,790,800	-	13,800,000

Net loss	-	-	-	-	-	(1,081,047)	(1,081,047)

Balance, December 31, 2024	226,206,479	226,207	109,369,075	109,369	118,681,086	(105,801,600)	13,215,062

The accompanying notes are an integral part of these consolidated financial statements.

WINVEST GROUP LTD.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2024	Year ended December 31, 2023
Cash flows (used in) operating activities
Net loss	$(1,081,047)	$(875,464)
Stock based compensation	-	458,040
Loss from sale of investment	316,331	-
Provision for doubtful debts	4,100	-
Contingencies	100,000	-
Changes in assets and liabilities
Accounts receivable	(50,800)	24,047
Accounts receivable-other	15,710	(15,710)
Prepaid expenses	(43,398)	94,123
Other assets	(1,272)	(1,094)
Accounts payable	(38,324)	52,706
Accrued liabilities and project advances	427,591	33,277
Net cash (used) in operating activities	(351,109)	(230,075)

Cash flows provided by investing activities
Proceeds from sale of investment	262,018	-
Net cash provided by investing activities	262,018	-

Cash flows provided used by financing activities
Issuance of share capital	199,500	-
Loan proceeds	(18,670)	18,670
Repayments of related party loans	-	(113,736)
Proceeds from related party loans	44,713	333,063
Net cash provided by financing activities	225,543	237,997

Net increase in cash	136,452	7,922
Cash, beginning of period	45,070	37,148
Cash, end of period	$181,522	$45,070

The accompanying notes are an integral part of these consolidated financial statements.

WINVEST GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred operating losses since its inception. As of December 31, 2024, the Company had an accumulated deficit of $105,801,600. Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by Winvest Group Ltd. who is extending interest-free demand loans to the Company. The Company will be required to continue to rely on Winvest Group Ltd. until its operations become profitable.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

The Company's primary sources of revenue are from content creation and advertising services, which are generally provided under contractual arrangements with customers. Revenue is recognized based on the following five-step model:

1. Identify the contract with the customer:

A contract is established when it is approved by both parties, has commercial substance, identifies rights and payment terms, and it is probable that the Company will collect the consideration.

The contracts with customers, establish legally enforceable rights and obligations that define a tailored scope of services based on each client's requirements. These contracts outline the fees charged, payment terms, contract durations, and services provided. The company provides a single integrated service consisting of social media content creation, video production, analytics, and ad performance reporting.

The Company entered into certain engagements with clients through communication platforms such as WeChat, without executing formal written agreements. However, the communications clearly outlined the scope of services, payment terms, and resulted in invoices being issued to clients, detailing the services rendered. Based on ASC 606-10-25-1, the criteria for identifying a contract have been met-namely, the parties have approved the arrangement, each party's rights and payment terms are identifiable, the contract has commercial substance, and collection is probable. Accordingly, these arrangements are considered contracts under ASC 606, and revenue recognition is appropriate.

2. Identify the performance obligations in the contract:

Each contract is evaluated to determine the distinct goods or services promised. The contracts specify the scope of services provided by the Company, which include social media content creation, video production, analytics, and ad performance reporting. Although these services may appear distinct in nature, they cannot be sold separately within the context of the agreement, as each service is dependent on the others to deliver the intended marketing outcome.

3. Determine the transaction price:

The Company invoices the client at the end of the contract, with a fixed transaction price agreed upon during the initial engagement. Revenue is recognized at a point in time, specifically when the Company has completed all contracted services and transferred control of the final deliverables to the client. This aligns with ASC 606-10-25-30, as the client obtains the ability to direct the use of and benefit from the completed marketing package only upon delivery. Accordingly, revenue is recognized at the point when the client accepts the final output of the services.

In certain engagements, of the prior financial year, the Company also earned a variable consideration in the form of a profit-sharing component, with one customer, where additional revenue was contingent on the customer's sales performance. Under ASC 606, this profit-sharing qualifies as variable consideration because the amount is not fixed at contract inception and depends on future sales. Revenue from variable consideration is included in the transaction price only when it is highly probable that no significant reversal will occur (constraint on variable consideration).

4. Allocate the transaction price to performance obligations in the contract:

All services provided by the Company are bundled into a single performance obligation, therefore the entire transaction price-including both the fixed monthly fee and any variable consideration-is allocated to this single obligation. Given that the services are highly interrelated and delivered continuously over the contract period, revenue is recognized as the services are performed. This approach ensures that revenue recognition accurately reflects the transfer of services to the client over time.

5. Recognize revenue when or as the Company satisfies a performance obligation

Revenue is recognized only when the performance obligations has been completed and control has been transferred to the client.

Principal vs. Agent Considerations

The Company evaluates its role in providing services to determine whether it is acting as a principal or an agent, in accordance with ASC 606. The Company is considered a principal when it controls the specified goods or services before transferring them to the customer. In such cases, revenue is recognized on a gross basis for the amount to which the Company expects to be entitled.

For its content creation and advertising and marketing services, the Company acts as a principal, as it is primarily responsible for the fulfilment of services, including content development, production, analytics, and delivery to the client. The Company controls the service outputs before they are transferred and assumes the risks associated with performance. Accordingly, revenue is presented on a gross basis.

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

Administrative Expense

Administrative expense includes office expense, legal, accounting and other professional fees and other expenses and fess associated with being a public company. These expenses are recorded as incurred. A small portion of the office expense is allocated to the cost of revenue.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2024, and December 31 2023, the Company’s cash equivalents balance was $181,522 and $45,070 respectively.

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

Investment

The Company holds equity investments in private companies that do not have readily determinable fair values. In accordance with ASC 321, Investments—Equity Securities, the Company has elected the measurement alternative to record such investments at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer.

The Company assesses these investments each reporting period to determine whether an impairment or an observable price change has occurred. If impairment indicators are identified, the Company evaluates whether the decline in value is other-than-temporary and, if so, writes down the investment to its fair value. No impairment or observable price adjustments were recognized during the reporting period.

Project Advances

Project advances represent amounts received from third parties for the purpose of funding specific film production projects. These funds are typically contributed prior to the commencement or during the development phase of a project and are used exclusively for project-related expenses, in accordance with agreed-upon terms between the contributor and the Company.

Related Party

The Company identifies related party transactions in accordance with ASC 850, “Related Party Disclosures.” A related party is generally defined as a person or entity that has control or significant influence over the Company, or vice versa, including directors, executive officers, significant shareholders, and their immediate family members, as well as entities under common control.

The Company’s Board of Directors, or a committee thereof, is responsible for reviewing and approving all material related party transactions.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

NOTE 3 – INVESTMENTS

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

On February 27, 2024, the Company issued 9,200,000 shares of its common stock to exchange 9,200,000 shares of IFA’s Series A Preferred Stock. The share exchange was valued at $1.50 per share.

During the year ended December 31, 2024 IFA repurchased 386,866 shares of its Series A Preferred Stock. The Company received $263,967 in proceeds from this repurchase and recorded a “loss on investments” of $316,331. The "loss on investments" represents the cash proceeds, net of any variable costs (i.e., gross loss), realized directly by IFA from its business activities related to its shareholdings in the Company during the period from the admission of shares issued in the transaction to trading on the OTC Markets.

As of December 31, 2024 and December 31, 2023, the balance of investments was $14,419,701 and $1,200,000, respectively.

NOTE 4 – LOAN PAYABLE

As of December 31, 2024 and December 31, 2023, the balance of loan payable was $-0- and $18,670, respectively. On February 28, 2023 the Company entered into a Paypal Business Loan at an annual interest rate of 19.19%. This facility allows for borrowings up to a maximum of $90,000. The Company initially borrowed $50,000 under this loan agreement and is required to pay $1,730.77 per week for 52 weeks until the loan is paid off. As at December 31, 2024, the loan is fully settled.

NOTE 5 – NOTES PAYABLE-RELATED PARTIES

As of December 31, 2024, and December 31, 2023, the balance of notes payable to related parties was $675,869 and $631,157, respectively. These notes have been provided on an interest-free demand basis to the Company.

The Company’s financing subsequent to the change of control on September 30, 2021 primarily has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands; and from the CEO of the Company’s IQI subsidiary. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of December 31, 2024, the balance of notes payable was comprised of $565,818 due to the Winvest Group Limited (Cayman) and $65,250 due to the founder of IQI and $44,801 due to the CEO of the Company. As of December 31, 2023, the balance of notes payable was comprised of $567,642 due to the Winvest Group Limited (Cayman) and $63,514 due to the founder of IQI and $3,000 due to the CEO of the Company.

	As of December 31, 2024	As of December 31, 2023
Balance at the beginning of the year	$631,157	$601,649
Additions (new advances received)	44,712	29,508
Repayment	-	-
Balance at the end of the period	$675,869	$631,157

NOTE 6 – PROJECT ADVANCES, PROJECT ADVANCES RELATED PARTIES

Project advances represent unsecured, interest-free advances made by investors to help the Company fund film projects. If the film is successful the investor can recoup the money advanced as well as earning a royalty based upon the revenues generated by the film. The terms of this arrangement vary by film and by investor. The Company records royalties payable when it becomes probable that royalties will be payable. As of December 31, 2024 and December 31, 2023 the amount of total project advances were $550,000 and $250,000, respectively, and no royalties had been accrued. As of December 31, 2024 and December 31, 2023 project advances of $150,000 and $150,000 respectively were provided by a related party.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company have contingencies as of December 31, 2024, and December 31, 2023 were $100,000 and $0 respectively. The contingency raised is due to the Company not assessing and submitting its tax filings for the four most recent tax year ends. This creates an exposure of a potential liability for interest and penalties of $25,000 per year being recognised.

NOTE 8 – INCOME TAX

The Company and its two subsidiaries were incorporated in the United States of America and were subject to United States federal taxation at the tax rate of 21%. No provisions for income taxes have been made as the Company and two subsidiaries have no taxable income for the period. As of December 31, 2024, the Company and three subsidiaries had net operating loss carry forwards aggregated $105,801,600 that may be available to reduce future years’ taxable income. Future tax benefits that may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax assets resulting from the net operating losses.

Provision for income tax consists of the following:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Current income tax (benefit)
U.S.	$-	$-

Deferred income tax
Deferred tax assets for NOL carry-forwards	227,020	183,847
Valuation allowance	(227,020)	(183,847)
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$-

The net loss before income taxes and its provision for income taxes as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Net loss before income tax	$(1,081,047)	$(875,464)
Statutory tax rate	21%	21%
Tax expenses (benefit) at the statutory tax rate, net	(227,020)	(183,847)
Valuation allowance	227,020	183,847
Income tax expenses, net	$-	$-

Significant components of the Company’s deferred taxes assets as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Net operating loss carry-forwards	$227,020	$183,847)
Less: Valuation allowance	(227,020)	(183,847)
Deferred tax assets, net	$-	$-

NOTE 9 – PREPAYMENT EXPENSE

The Company had a prepayment expense amounted $104,627 as of December 31, 2024, an increase of $43,396 from $61,231 as of December 31, 2023. This increase was primarily due to prepaid development fees and startup fees for film production and other retainer fees for legal service.

NOTE 10 – ACCRUED LIABILITIES

As of December 31, 2024, the Company had accrued liabilities of $181,908, which is an increase of $127,591 from $54,317 as of December 31, 2023. The accrued liabilities as of September 30, 2024 consist of amounts owed for staff costs, audit fees and other administrative expenses

Included in accrued liabilities are amounts payable to the related parties of the Company which is our Company's director, Khiow Hui Lim, and Company officer, Charlene Logan Kelly, for marketing advisory services rendered to the Company.

The following marketing advisory fees were accrued as of the respective year-ends:

•	Khiow Hui Lim: $24,000 accrued for the year ended December 31, 2024, and $4,000 accrued for the year ended December 31, 2023. The total amount of marketing advisory services paid to Khiow Hui Lim was $48,000 for the year ended December 31, 2024, and $15,934 for the year ended December 31, 2023.

•	Charlene Logan Kelly: $12,000 accrued for the year ended December 31, 2024, and $2,000 accrued for the year ended December 31, 2023. The total amount of marketing advisory services paid to Charlene Logan Kelly was $24,000 for the year ended December 31, 2024, and $8,481 for the year ended December 31, 2023.

NOTE 11 – EQUITY

Common Stock

As of December 31, 2024, the Company had 4,500,000,000 authorized shares of Common Stock with a par value of $0.001. As of December 31, 2024, and December 31, 2023, there were 109,369,075 and 18,326,075 shares of Common Stock issued and outstanding, respectively.

2024 Issuances

During the year ended December 31, 2024 the Company issued the following common shares:

•	607,500,000 common shares upon the conversion of 12,150,000 Series Preferred shares
•	133,000 common shares were sold under the Form S-1 registration statement, for proceeds of $199,500
•	9,200,000 common shares were exchanged for 9,200,000 shares of Series A Preferred Stock of IFA. These shares were valued at $13,800,000. See Note 3 – Investments
•	550,000,000 common shares were cancelled in return of 11,000,000 Series Preferred shares
•	200,000,000 common shares upon the conversion of 4,000,000 Series Preferred shares
•	175,890,000 common shares were cancelled in return of 3,517,800 Series Preferred shares
•	100,000 common shares were donated to Wichita State University Foundation

2023 Issuances

During the year ended December 31, 2023, the Company issued 114,510 restricted common shares to various individuals for services provided. These shares were valued at $4.00 each, based on the trading price of the Company’s common stock on the date the share issuance which is on February 15, 2023, was approved by the Company’s Board of Directors. As a result, the Company recorded stock-based compensation expense of $458,040 for the year ended December 31, 2023.

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

As of December 31, 2023, the Company has authorized 300,000,000 shares of Preferred Series A Stock. As of December 31, 2024, and December 31, 2023, there were 226,206,479 and 227,838,679 Preferred Series A shares issued and outstanding, respectively. Each share of preferred stock is convertible to 50 shares of common stock.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2024 up through the date the Company issued the financial statements. During this period, the Company determined that its subsidiary, Billie Black Production, LLC, will be shut down in the first quarter of 2025. Management is in the process of winding down the operations, and the Company will account for and disclose any related financial impact in the period in which the shutdown is completed. Other than the matters described above, the Company has evaluated subsequent events through the date the financial statements were issued and has determined that there were no additional subsequent events that require disclosure or adjustment to the financial statements.

NOTE 13 - RECLASSIFICATION OF PRIOR YEAR AMOUNTS

Certain prior year amounts have been reclassified to conform to the current year's presentation. These include the reclassification of an investment in preference shares acquired under a share exchange agreement. In the prior year, the investment was recorded at the par value of the Company's shares. In the current year, the investment has been reclassified and measured at cost, which better reflects the consideration transferred in the transaction. This reclassification had no effect on previously reported net income.

