Form 10-Q
period 2025-03-31
Winvest Group Ltd
filed 2025-05-16
CIK 1558740

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-56204

WINVEST GROUP LTD.
(Exact name of registrant as specified in its charter)

Nevada	27-2052033
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

50 West Liberty Street Suite 880

Reno, Nevada 89501

(775) 996-0288

(Issuer’s telephone number including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Winvest Group Ltd, Common Stock	WNLV	OTC Markets: OTCQB

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

As of May 13, 2025, there were 110,419,075 common shares outstanding.

WINVEST GROUP LTD.

i

PART 1 – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 (UNAUDITED) AND DECEMBER 31, 2024

(Expressed in U.S. Dollars)

	As of March 31,	As of December 31,
	2025	2024
	(Unaudited)
ASSETS
Cash	$197,215	$181,522
Accounts receivable	15,100	15,100
Accounts receivable other	1,950	1,950
Prepaid expenses	113,347	104,627
Total current assets	327,612	303,199
Investments	14,419,701	14,419,701
Security deposit	2,366	2,366
Total Assets	14,749,679	14,725,266

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	-	2,427
Accrued liabilities	130,463	181,908
Project advances	400,000	400,000
Project advances-related party	150,000	150,000
Convertible promissory notes	73,723	-
Embedded derivative liability	49,433
Notes payable-related parties	668,944	675,869
Total current liabilities	1,472,563	1,410,204
Non-current liabilities
Commitments and Contingencies	100,000	100,000
Total liabilities	1,572,563	1,510,204

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 226,206,479 and 227,838,680 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	226,207	226,207
Common stock, Par Value $0.001, 4,500,000,000 shares authorized, 110,419,075 and 109,369,075 issued and outstanding as of March 31, 2025, and December 31, 2024	110,419	109,369
Additional paid in capital	118,790,036	118,681,086
Accumulated Deficit	(105,949,546)	(105,801,600)
Total Stockholders’ Equity	13,177,116	13,215,062
Total Liabilities and Stockholders’ Equity	14,749,679	$14,725,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024 (Restated)
Revenue	$-	$64,840
Cost of revenue	-	(36,920)
Gross profit	-	27,920

Operating expenses:
Administrative expenses	146,352	97,743
Total operating expenses	146,352	97,743

Loss from operations	(146,352)	(69,823)

Other (expense) income:
Interest expense	(1,599)	(1,211)
Other income	5	809
Loss on investment	-	(51,353)
Other expenses, net	(1,594)	(51,755)
Net loss	$(147,946)	$(121,578)

Basic and diluted (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	110,311,297	271,476,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2024	226,206,479	$226,207	109,369,075	$109,369	$118,681,086	$(105,801,600)	$13,215,062

Subscription to common stock	-	-	1,050,000	1,050	108,950	-	110,000

Net loss	-	-	-	-	-	(147,946)	(147,946)

Balance, March 31, 2025	226,206,479	$226,207	110,419,075	$110,419	$118,790,036	$(105,949,546)	$13,177,116

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2023 (restated)	227,838,680	$227,839	18,326,075	$18,326	$104,770,997	$(104,720,553)	$296,609

Conversion of preferred stock to common stock	(12,150,000)	(12,150)	607,500,000	607,500	(595,350)	-	-

Subscription to common stock	-	-	133,000	133	199,367	-	199,500

Common shares issued as investment	-	-	9,200,000	9,200	13,790,800	-	13,800,000

Net loss	-	-	-	-	-	(121,578)	(121,578)

Balance, March 31, 2024 (Restated)	215,688,680	$215,689	635,159,075	$635,159	$118,165,814	$(104,842,131)	$14,174,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024 (Restated)
Cash flows from operating activities
Net loss	$(147,946)	$(121,578)
Expense on issuance	47,179	-
Interest expense on promissory notes loan liability	841	-
Derivative fair value change	136	-
Changes in operating assets and liabilities:
Loss from sale of investment	-	51,353
Accounts receivable	-	(5,100)
Accounts receivable-other	-	15,710
Prepaid expenses	(8,719)	(37,687)
Accounts payable	(2,428)	(10,861)
Accrued liabilities and project advances	(41,445)	(4,523)
Net cash (used in) operating activities	(152,382)	(112,686)

Cash flows provided by investing activities
Proceeds from sale of investment	-	61,645
Net cash provided by investing activities	-	61,645

Cash flows provided used by financing activities
Issuance of share capital	100,000	199,500
Convertible promissory notes	75,000	-
Repayments of related party loans	(11,940)	(10,270)
Proceeds from related party loans	5,015	(18,670)
Net cash provided by financing activities	168,075	170,560

Net increase in cash	15,693	119,519
Cash, beginning of period	181,522	45,070
Cash, end of period	$197,215	$164,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Winvest Group Ltd, “the Company” (formerly known as Zyrox Mining International Inc. from August 2012 until December 2021) was incorporated in the State of Nevada on June 3, 2009. Winvest Group Ltd began formal operations on June 3, 2009, with the principal purpose of developing, marketing, and selling software products through the Internet, and to provide web-based services for individuals and small business. During 2010, this business was discontinued and management focused on developing a biodegradable plastic opportunity.

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

On November 8, 2010, the Company entered into an agreement to acquire 100% of the Membership Interests of WSVPA Bio Products Incorporated, a Nevada LLC in consideration for 102,238,200 shares of common stock. After completion of their due diligence, WSPVA formally closed the transaction on May 12, 2012. The Company subsequently received 500,000,000 Class “A” membership units and 1,000,000 Class “B” membership units representing 100% of the membership interest of WSPVA (dissolvingplastic.com) in return for 102,238,200 common shares of the Company and WSPVA became a wholly owned subsidiary of the Company.

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

Subsequently, WSPVA has been permanently revoked by the Nevada Secretary of State and no longer a subsidiary of the Company.

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

On September 14, 2021, the Company has changed the fiscal year end from May 31 to December 31. The Company’s accounting year-end is presently December 31.

On December 17, 2021, Zyrox Mining International, Inc, amended its articles of incorporation change its name to Winvest Group Ltd. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

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

On May 16, 2022, the Company entered into a Share Exchange Agreement (the “Agreement”) with The Catalyst Group Entertainment, LLC (“TCG”), a California limited liability company, and IQI Media Inc. (“IQI”), a California corporation. Pursuant to the Agreement, the Company acquired 100% of the equity interests in TCG and IQI in exchange for an aggregate of 900,000 shares of the Company’s common stock. The shares were issued to the members and shareholders of TCG and IQI, namely Joseph Lanius, Nicholas Burnett, Khiow Hui Lim, (collectively, the “TCG and IQI Shareholders”).The transaction has been accounted for as a recapitalization of the Company, whereby WNLV is the accounting acquirer.

Consequently, the Company has ceased to fall under the definition of a shell company as defined in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”) and TCG and IQI are now wholly owned subsidiaries.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 18, 2025.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred operating losses since its inception. As of March 31, 2025, the Company had an accumulated deficit of $105,949,546 and a deficit in working capital of $1,144,951. As the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing from institutional investors, private placement opportunities, and evaluating joint venture and co-production structures to unlock near-term revenue potential. The Company is previously being funded by Winvest Group Limited (Cayman) an affiliate with the same name as the Company, and based in the Cayman Islands, who is extending interest-free demand loans to the Company. The Company is focused on diversifying its funding base and reducing dependency on affiliate financing. Management believes that, if successful, these efforts will enable the Company to continue as a going concern.

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

3. Determine the transaction price:

The Company invoices the client at the end of the contract, with a fixed transaction price as agreed upon during the initial engagement in the contract. Revenue is recognized at a point in time, specifically when the Company has completed all contracted services and transferred control of the final deliverables to the client. This aligns with ASC 606-10-25-30, as the client obtains the ability to direct the use of and benefit from the completed marketing package only upon delivery. Accordingly, revenue is recognized at the point when the client accepts the final output of the services.

In certain engagements of the prior financial year, the Company also earned a variable consideration in the form of a profit-sharing component, with one customer, where additional revenue was contingent on the customer’s sales performance. Under ASC 606, this profit-sharing qualifies as variable consideration because the amount is not fixed at contract inception and depends on future sales. Revenue from variable consideration is included in the transaction price only when it is highly probable that no significant reversal will occur (constraint on variable consideration).

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2025, and December 31, 2024, the Company’s cash equivalents totalled $197,215 and $181,522 respectively.

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

Convertible Promissory Notes

Convertible Promissory Notes are categorized as equity or debt based on the terms of the notes. Convertible Promissory Notes are recorded at amounts equal to the proceeds of the issuance, including the embedded conversion feature, and net of discounts and unamortized debt issuance in accordance with ASC 480-10-55-44 on the consolidated balance sheets. An evaluation of all conversion, purchase and redemption features contained in a debt instrument is performed to determine if there are any embedded features that require bifurcation as a derivative. The conversion feature is recorded separately as a derivative liability at its fair value.

The convertible notes are subsequently recorded at amortized cost, with interest expense recognized using the effective interest method. The derivative liability, if any is remeasured at fair value at each reporting date and any gain or loss on fair value is recognized in the statement of comprehensive income.

The Company accounts for derivative financial instruments in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. Under this guidance, the Company evaluates whether an embedded feature within a financial instrument is required to be accounted for separately as a derivative.

Embedded derivatives that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that are not eligible for the scope exceptions under ASC 815, are bifurcated from the host instrument and accounted for as separate derivative financial instruments. These derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value, with changes in fair value recognized in the consolidated statements of operations in the period in which they occur.

When the Company issues convertible debt instruments that contain embedded conversion features with variable settlement terms or other features that result in a potential issuance of a variable number of shares, the embedded conversion feature is assessed under ASC 815-15-25 and ASC 815-10-15-83. If the conversion feature requires bifurcation, it is separated from the debt host and accounted for as a derivative liability.

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

In March 2025, the FASB issued ASU 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, which removes certain SEC guidance related to obligations to safeguard crypto-assets. The Company does not engage in activities involving crypto-assets; therefore, the adoption of this ASU is not expected to have a material impact on its financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

NOTE 3. PREPAYMENT EXPENSE

The Company had a prepayment expense amounted $113,347 as of March 31, 2025, an increase of $8,720 from $104,627 as of December 31, 2024. This increase was primarily due to startup fees for film production and other prepaid expenses for legal service. Specifically, prepaid startup fees for film production amounted to $93,243, legal service amounting to $15,690 were recorded as prepaid expenses, as the related projects had not yet begun., and other professional service fees were $4,414.

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

During the year ended December 31, 2024 IFA repurchased 386,866 shares of its Series A Preferred Stock. The Company received $263,967 in proceeds from this repurchase and recorded a “loss on investments” of $316,331. The "loss on investments" represents the cash proceeds, net of any variable costs less cost of the investment disposed off, realized directly by the Company.

For the three months ended March 31, 2025, IFA has not repurchased any shares of its Series A Preferred Stock.

As of March 31, 2025 and December 31, 2024, the balance of investments was $14,419,701 and $14,419,701, respectively.

NOTE 5. NOTES PAYABLE-RELATED PARTIES

As of March 31, 2025, and December 31, 2024, the balance of notes payable to related parties was $668,944 and $675,869, respectively. These notes have been provided on an interest-free demand basis to the Company with no fixed terms of repayment.

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

As of March 31, 2025, the outstanding balance of related party notes payable was comprised of the following:

•	$565,818 due to Winvest Group Limited (Cayman),
•	$58,110 due to Ms. Khiow Hui Lim, founder of the Company’s IQI subsidiary and Director of the Company,
•	$45,016 due to Mr. Jeffrey Wong Kah Mun, Chief Executive Officer and Director of the Company.

As of December 31, 2024, the outstanding balance of related party notes payable was:

•	$565,818 due to Winvest Group Limited (Cayman),
•	$65,250 due to Ms. Khiow Hui Lim,
•	$44,801 due to Mr. Jeffrey Wong Kah Mun.

	As of March 31, 2025	As of December 31, 2024
Balance at the beginning of the year	$675,869	$631,157
Additions (new advances received)	-	44,712
Repayment to Khiow Hui Lim	(7,140)	-
Repayment to Jeffrey Wong Kah Mun	(4,800)
Amount paid on behalf by Jeffrey Wong Kah Mun	5,015
Balance at the end of the period	$668,944	$675,869

NOTE 6. PROJECT ADVANCES, PROJECT ADVANCES RELATED PARTIES

Project advances represent unsecured, interest-free advances made by investors to help the Company fund film projects. If the film is successful, the investor can recoup the money advanced as well as earning a royalty based upon the revenues generated by the film. The terms of this arrangement vary by film and by investor. The Company records royalties payable when it becomes probable that royalties will be payable. As of March 31, 2025 and December 31, 2024 the amount of total project advances were $550,000 and $550,000, respectively, and no royalties had been accrued. As of March 31, 2025 and December 31, 2024 project advances of $150,000 and $150,000 respectively were provided by a related party.

NOTE 7. CONVERTIBLE PROMISSORY NOTES

Convertible Note Payable

On March 6, 2025, the Company issued a convertible promissory note with a principal amount of $75,000 to a third-party lender. The note bears interest at 10% per annum and matures on December 15, 2025. The note contains a conversion feature that allows the holder, after 180 days, to convert any unpaid principal and interest into shares of the Company’s common stock at a conversion price equal to 61% of the lowest trading price of the common stock during the ten (10) trading days prior to the conversion date. The conversion of this note is subject to certain criterions as mentioned in the Convertible Note Agreement, which include a beneficiary cap of 4.99% of shareholdings in the Company by the Note Holder.

Embedded Derivative Liability

In accordance with ASC 815-15-25, the Company evaluated the terms of the conversion feature and determined that it represents an embedded derivative that is not clearly and closely related to the host debt instrument. Specifically, the variability in the conversion price based on market prices causes the feature to meet the definition of a derivative under ASC 815-10-15-83. Accordingly, the conversion option was bifurcated from the host instrument and accounted for separately as a derivative liability at fair value.

Fair Value Measurement

The Company engaged an independent valuation specialist to determine the fair value of the embedded derivative as of the issuance date and subsequent reporting dates.

As of March 6, 2025, the fair value measurements were as follows:

•	Principal amount of note: $75,000
•	Legal fees associated with issuance: $6,500
•	Total cash received: $68,500
•	Present value of the debt portion: $72,882
•	Fair value of embedded derivative liability: $49,297

The difference between the fair value of the convertible instrument and the cash proceeds received resulted in a loss on issuance of $47,179, which was recognized in the condensed consolidated statement of operations.

As of March 31, 2025, the Company recognized the following in its condensed consolidated statement of operations:

•	Interest expense of $841, which includes the amortized interest costs from date of issuance of the convertible note till the reporting date.
•	Loss on derivative fair value change of $136, reflecting the remeasurement of the embedded derivative liability as of the reporting date.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company has contingencies as of March 31, 2025, and December 31, 2024 of $100,000 and $100,000 respectively. The contingency has arisen due to the Company not assessing and submitting its tax filings for the four most recent tax year ends. This creates an exposure of a potential liability for interest and penalties of $25,000 per year being recognized. As of March 31, 2025, the Company has no commitments involved.

NOTE 9. INCOME TAX

The Company and its two subsidiaries were incorporated in the United States of America and were subject to United States federal taxation at the tax rate of 21%. No provisions for income taxes have been made as the Company and two subsidiaries have no taxable income for the period. As of March 31, 2025, the Company and three subsidiaries had cumulative net operating losses (NOL’s)aggregating $105,949,546 that may be available to reduce future years’ taxable income. Future tax benefits that may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax assets resulting from the net operating losses.

Provision for income tax consists of the following:

	As of March 31, 2025	As of December 31, 2024
Current income tax (benefit)
U.S.	$-	$-

Deferred income tax
Deferred tax assets for NOL carry-forwards	22,249,405	22,218,336
Valuation allowance	(22,249,405)	(22,218,336)
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$-

The net loss before income taxes and its provision for income taxes as follows:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Net loss before income tax	$(147,946)	$(121,578)
Statutory tax rate	21%	21%
Tax expenses (benefit) at the statutory tax rate, net	(31,069)	(25,531)
Valuation allowance	31,069	25,531
Income tax expenses, net	$-	$-

Significant components of the Company’s deferred taxes assets as follows:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Net operating loss carry-forwards	$31,069	$25,531
Less: Valuation allowance	(31,069)	(25,531)
Deferred tax assets, net	$-	$-

NOTE 10. ACCRUED LIABILITIES

As of March 31, 2025, the Company had accrued liabilities of $130,463, which is a decrease of $51,445 from $181,908 as of December 31, 2024. The accrued liabilities as of March 31, 2025 consist of amounts owed for staff costs, audit fees and other administrative expenses

Included in accrued liabilities are amounts accrued in relation to payable to the related parties of the Company which is our Company's director, Khiow Hui Lim, and Company officer, Charlene Logan Kelly, for marketing advisory services rendered to the Company.

The following marketing advisory fees were accrued as of the respective year-ends:

•

Khiow Hui Lim: $12,000 accrued for the three months ended March 31, 2025, and $24,000 accrued for the year ended December 31, 2024. The total amount of marketing advisory services incurred and services provided by Khiow Hui Lim was $12,000 for the three months ended March 31, 2025, and $48,000 for the year ended December 31, 2024.

As of March 31, 2025, the total accrued balance payable to Khiow Hui Lim was $28,000.

•

Charlene Logan Kelly: $0 accrued for the three months ended March 31, 2025, and $12,000 accrued for the year ended December 31, 2024. The total amount of marketing advisory services incurred and services provided by Charlene Logan Kelly was $0 for the three months ended March 31, 2025, and $24,000 for the year ended December 31, 2024.

As of March 31, 2025, the total accrued balance payable to Charlene Logan Kelly was $12,000.

NOTE 11. EQUITY

Common Stock

As of March 31, 2025, the Company had 4,500,000,000 authorized shares of Common Stock with a par value of $0.001. As of March 31, 2025, and December 31, 2024, there were 110,419,075 and 109,369,075 shares of Common Stock issued and outstanding, respectively.

2025 Issuances

During the three months ended March 31, 2025 the Company issued the following common shares:

•	1,000,000 common shares were issued to investor for proceeds of $100,000
•	50,000 common shares were issued to investor for proceeds of $10,000

2024 Issuances

During the year ended December 31, 2024 the Company issued the following common shares:

•	607,500,000 common shares upon the conversion of 12,150,000 Series Preferred shares
•	133,000 common shares were sold under the Form S-1 registration statement, for proceeds of $199,500
•	9,200,000 common shares were exchanged for 9,200,000 shares of Series A Preferred Stock of IFA. These shares were valued at $13,800,000. See Note 4 – Investments
•	550,000,000 common shares were cancelled in return of 11,000,000 Series Preferred shares
•	200,000,000 common shares upon the conversion of 4,000,000 Series Preferred shares
•	175,890,000 common shares were cancelled in return of 3,517,800 Series Preferred shares
•	100,000 common shares were donated to Wichita State University Foundation

Preferred Stock

During 2020 the Company had 855,000 shares of Preferred Series A Stock outstanding. This Class of Preferred Stock had a 1 for 1 conversion ratio to common stock. During 2021 this class of Series A Preferred Stock was converted to 855,000 shares of common stock prior to the reverse split. On a post-split basis of 250 to 1, this amounted to 3,420 common shares. In March 2021 the Company designated a new class of Series A Preferred Stock.

As of March 31, 2025, the Company has authorized 300,000,000 shares of Preferred Series A Stock. As of March 31, 2025, and December 31, 2024, there were 226,206,479 and 226,206,479 Preferred Series A shares issued and outstanding, respectively. Each share of preferred stock is convertible to 50 shares of common stock.

NOTE 12. SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2025 up through the date the Company issued the unaudited Condensed consolidated financial statements. During this period, the Company has evaluated subsequent events through the date the financial statements were issued and has determined that there were no additional subsequent events that require disclosure or adjustment to the financial statements.

NOTE 13. RECLASSIFICATION OF PRIOR YEAR AMOUNTS

Certain prior year amounts have been reclassified to conform to the current year's presentation. These include the reclassification of an investment in preference shares acquired under a share exchange agreement. In the prior year, the investment was recorded at the par value of the Company's shares. In the current year, the investment has been reclassified and measured at cost, which better reflects the consideration transferred in the transaction. This reclassification had effect on previously reported net income.

The Company has restated its consolidated financial statements which are to account for the investment at the cost of the investment instead of at par value of Winvest shares as previously reported and to correct for the loss on the subsequent IFA share buy-backs.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	As previously reported in March 31, 2024 10Q	Adjustment	As restated for March 31, 2024
Gain/(Loss) on investment	$61,569	$(112,922)	$(51,353)
Other income/(expenses), net	61,167	(112,922)	(51,755)
Net loss	8,656	112,922	121,578

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	As previously reported in March 31, 2024 10Q	Adjustment	As restated for March 31, 2024
Additional Paid-In Capital	$103,175,814	$14,990,000	$118,165,814
Accumulated Deficit	104,729,209	112,922	104,842,131

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	As previously reported in March 31, 2024 10Q	Adjustment	As restated for March 31, 2024
Net loss	$8,656	$112,922	$121,578
Gain/(Loss) from sale of investment	61,569	(112,922)	(51,353)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 18, 2025.

Overview

Our unaudited condensed consolidated financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have a minimal operating history and no revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues for the immediate future.

On May 16, 2022, the Company entered into a share exchange agreement with The Catalyst Group Entertainment, LLC (“TCG”) and IQI Media (“IQI”) - see Note 1 to the financial statements.

Results of Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Revenue

Our revenues for the three months ended March 31, 2025, were $0, as compared to revenues of $64,840 during the three months ended March 31, 2024. The decrease in revenues is attributable to decreased revenue at both IQI and Winvest. The decrease in revenues was primarily due to the contracts ended with Surewell International and Ding Yun Sheng in 2024, which significantly impacted revenue contributions from IQI.

Other expenses

Our other expenses for the three months ended March 31, 2025, were $1,594, as compared to $1,211 during the there months ended March 31, 2024. The other expenses mainly attributable to the interest expense.

Operating expenses

Our operating expenses were $146,352 for the year ended March 31, 2025, as compared to $97,743 for the three months ended March 31, 2024. The operating expenses mainly attributable to advertising expenses, audit fees, legal services fees, loss expense on issuance of promissory notes other professional fees and salary.

Net loss

As a result of the foregoing, we had a loss of $147,946 or $(0.00) per share for the three months ended March 31, 2025, compared to a loss of $121,578 or $(0.00) per share for the three months ended March 31, 2024.

Liquidity and Capital Resources

We had $197,215 in cash on hand and bank balances as of March 31, 2025.

Net cash used in operating activities was $152,382 for the three months ended March 31, 2025, compared to $112,686 for the three months ended March 31, 2024. The increase in cash used in operating activities during the three months ended March 31, 2025 was primarily due to net loss, increase in prepaid expenses, decrease in accounts payable and decrease in accrued liabilities and project advances contra by expense on issuance, interest expense on promissory notes, derivative fair value change.

Net cash provided by financing activities was $168,075 for the three months ended March 31, 2025, compared to $170,560 for the three months ended March 31, 2024. The decrease is primarily attributable to increase in issuance of share capital, increase in convertible promissory notes, increase in repayments of related party loans and decrease in proceeds from related party loans.

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

In March 2025, the FASB issued ASU 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, which removes certain SEC guidance related to obligations to safeguard crypto-assets. The Company does not engage in activities involving crypto-assets; therefore, the adoption of this ASU is not expected to have a material impact on its financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management did not evaluate the effectiveness of our internal control over financial reporting as of March 31, 2025 and December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2025. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Items That May be Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of March 31, 2025.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2025 based on criteria established in in COSO Internal Control - Integrated Framework (ICIF-2013).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended March 31, 2025 and March 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1a. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, the Company issued the following common shares:

•	1,000,000 common shares were issued to investor for proceeds of $100,000
•	50,000 common shares were issued to investor for proceeds of $10,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended March 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Share Exchange Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1 filed with the SEC on May 16, 2022)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winvest Group Ltd.
(Registrant)

Dated: May 16, 2025	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO

