Form 10-Q
period 2025-06-30
Winvest Group Ltd
filed 2025-08-14
CIK 1558740

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2025

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

As of August 14, 2025, there were 110,682,750 common shares outstanding.

WINVEST GROUP LTD.

i

PART 1 – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024

(Expressed in U.S. Dollars)

	As of June 30,	As of December 31,
	2025	2024
	(Unaudited)
ASSETS
Cash	$116,387	$181,522
Accounts receivable	12,500	15,100
Accounts receivable other	50,440	1,950
Prepaid expenses	116,466	104,627
Total current assets	295,793	303,199
Investments	13,723,749	14,419,701
Security deposit	2,366	2,366
Total Assets	14,021,908	14,725,266

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	5,325	2,427
Accrued liabilities	91,381	181,908
Project advances	400,000	400,000
Project advances-related party	150,000	150,000
Convertible promissory notes	76,820	-
Embedded derivative liability	50,069	-
Notes payable-related parties	673,103	675,869
Total current liabilities	1,446,698	1,410,204
Non-current liabilities
Commitments and Contingencies	100,000	100,000
Total liabilities	1,546,698	1,510,204

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 226,206,479 and 226,206,479 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	226,207	226,207
Common stock, Par Value $0.001, 4,500,000,000 shares authorized, 110,682,750 and 109,369,075 issued and outstanding as of June 30, 2025, and December 31, 2024	110,683	109,369
Additional paid in capital	118,859,772	118,681,086
Accumulated Deficit	(106,721,452)	(105,801,600)
Total Stockholders’ Equity	12,475,210	13,215,062
Total Liabilities and Stockholders’ Equity	14,021,908	$14,725,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024 (Restated)	2025	2024 (Restated)
Revenue	$11,500	$12,500	$11,500	$77,340
Cost of revenue	(11,620)	(5,840)	(11,620)	(42,760)
Gross (loss)/profit	(120)	6,660	(120)	34,580

Operating expenses:
Administrative expenses	(120,488)	(148,015)	(266,840)	(245,757)
Total operating expenses	(120,488)	(148,015)	(266,840)	(245,757)

Loss from operations	(120,608)	(141,355)	(266,960)	(211,177)

Other (expense) income:
Interest expense	(3,841)	(833)	(5,440)	(2,044)
Other income	5	1,044	10	1,853
Loss on investment	(647,462)	(60,833)	(647,462)	(112,187)
Other expenses, net	(651,298)	(60,622)	(652,892)	(112,378)
Net loss	$(771,906)	$(201,977)	$(919,852)	$(323,555)

Basic and diluted (loss) per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding	110,557,259	484,060,174	110,434,958	379,851,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2024	226,206,479	$226,207	109,369,075	$109,369	$118,681,086	$(105,801,600)	$13,215,062

Subscription to common stock	-	-	1,050,000	1,050	108,950	-	110,000

Net loss	-	-	-	-	-	(147,946)	(147,946)

Balance, March 31, 2025	226,206,479	$226,207	110,419,075	$110,419	$118,790,036	$(105,949,546)	$13,177,116

Subscription to common stock	-	-	263,675	264	69,736	-	70,000

Net loss	-	-	-	-	-	(771,906)	(771,906)

Balance, June 30, 2025	226,206,479	226,207	110,682,750	110,683	118,859,772	(106,721,452)	12,475,210

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2023 (restated)	227,838,680	$227,839	18,326,075	$18,326	$104,770,997	$(104,720,553)	$296,609

Conversion of preferred stock to common stock	(12,150,000)	(12,150)	607,500,000	607,500	(595,350)	-	-

Subscription to common stock	-	-	133,000	133	199,367	-	199,500

Common shares issued as investment	-	-	9,200,000	9,200	13,790,800	-	13,800,000

Net loss	-	-	-	-	-	(121,578)	(121,578)

Balance, March 31, 2024 (Restated)	215,688,680	$215,689	635,159,075	$635,159	$118,165,814	$(104,842,131)	$14,174,531

Cancellation of common shares in return of preferred stock	11,000,000	11,000	(550,000,000)	(550,000)	539,000	-	-

Net loss	-	-	-	-	-	(201,977)	(201,977)

Balance, June 30, 2024 (Restated)	226,688,680	226,689	85,159,075	85,159	118,704,814	(105,044,108)	13,972,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Six months ended June 30, 2025	Six months ended June 30, 2024 (Restated)
Cash flows from operating activities
Net loss	$(919,852)	$(323,555)
Expense on issuance	47,179	-
Interest expense on promissory notes loan liability	3,938	-
Derivative fair value change	772	-
Loss from sale of investment	647,462	112,187
Changes in operating assets and liabilities:
Accounts receivable	2,600	(15,100)
Accounts receivable-other	-	12,233
Prepaid expenses	(11,837)	(55,953)
Accounts payable	2,896	(74,124)
Accrued liabilities and project advances	(80,527)	4,618
Net cash (used in) operating activities	(307,369)	(339,694)

Cash flows provided by investing activities
Proceeds from sale of investment	-	149,147
Net cash provided by investing activities	-	149,147

Cash flows provided used by financing activities
Issuance of share capital	170,000	199,500
Convertible promissory notes	75,000	-
Loan repayments	-	(18,670)
Repayments of related party loans	(11,940)	(9,000)
Proceeds from related party loans	9,174	11,776
Net cash provided by financing activities	242,234	183,606

Net decrease in cash	(65,135)	(6,941)
Cash, beginning of period	181,522	45,070
Cash, end of period	$116,387	$38,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

On May 16, 2022, the Company entered into a Share Exchange Agreement (the “Agreement”) with The Catalyst Group Entertainment, LLC (“TCG”), a California limited liability company, and IQI Media Inc. (“IQI”), a California corporation. Pursuant to the Agreement, the Company acquired 100% of the equity interests in TCG and IQI in exchange for an aggregate of 900,000 shares of the Company’s common stock. The shares were issued to the members and shareholders of TCG and IQI, namely Joseph Lanius, Nicholas Burnett, Khiow Hui Lim, (collectively, the “TCG and IQI Shareholders”). The transaction has been accounted for as a recapitalization of the Company, whereby WNLV is the accounting acquirer.

Consequently, the Company has ceased to fall under the definition of a shell company as defined in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”) and TCG and IQI are now wholly owned subsidiaries.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 18, 2025.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred operating losses since its inception. As of June 30, 2025, the Company had an accumulated deficit of $106,721,452 and a deficit in working capital of $1,150,905. As the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing from institutional investors, private placement opportunities, and evaluating joint venture and co-production structures to unlock near-term revenue potential. The Company is presently being funded by Winvest Group Limited (Cayman) an affiliate with the same name as the Company, and based in the Cayman Islands, who is extending interest-free demand loans to the Company. The Company is focused on diversifying its funding base and reducing dependency on affiliate financing. Management believes that, if successful, these efforts will enable the Company to continue as a going concern.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities at the date of the condensed consolidated financial statements.

The most significant estimates relate to the convertible promissory note and the valuation of the embedded derivative. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

The Company entered into certain engagements with clients in the prior year and period through communication platforms such as WeChat, without executing formal written agreements. However, the communications clearly outlined the scope of services, payment terms, and resulted in invoices being issued to clients, detailing the services rendered. Based on ASC 606-10-25-1, the criteria for identifying a contract have been met—namely, the parties have approved the arrangement, each party’s rights and payment terms are identifiable, the contract has commercial substance, and collection is probable. Accordingly, these arrangements are considered contracts under ASC 606, and revenue recognition is appropriate.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2025, and December 31, 2024, the Company’s cash equivalents totaled $116,387 and $181,522 respectively.

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

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which amends ASC 718 and ASC 606 to (i) expand the definition of a performance condition to include vesting tied to a customer’s own purchases or the purchases of the customer’s customers, (ii) require entities to estimate expected forfeitures, and (iii) clarify that the variable consideration guidance in ASC 606 does not apply to share-based consideration payable to a customer. The amendments are effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for measuring expected credit losses on current trade receivables and contract assets by assuming that current conditions remain unchanged over the life of the asset, and for non-public business entities, an accounting policy election to consider subsequent cash collections. The amendments are effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

NOTE 3. PREPAYMENT EXPENSE

The Company had a prepayment expense amounted $116,466 as of June 30, 2025, an increase of $11,839 from $104,627 as of December 31, 2024. This increase was primarily due to startup fees for film production and other prepaid expenses for legal service. Specifically, prepaid startup fees for film production amounted to $97,608, legal service amounting to $15,690 were recorded as prepaid expenses, as the related projects had not yet begun., and other professional service fees were $3,168.

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

For the six months ended June 30, 2025, IFA repurchased 463,968 shares of its Series A Preferred Stock. The Company received $48,490 in proceeds from this repurchase and recorded a “loss on investments” of $647,462. The "loss on investments" represents the cash proceeds, net of any variable costs less cost of the investment disposed off, realized directly by the Company.

As of June 30, 2025 and December 31, 2024, the balance of investments was $13,723,749 and $14,419,701, respectively.

NOTE 5. NOTES PAYABLE-RELATED PARTIES

As of June 30, 2025, and December 31, 2024, the balance of notes payable to related parties was $673,103 and $675,869, respectively. These notes have been provided on an interest-free demand basis to the Company

The Company’s financing subsequent to the change of control on September 30, 2021 primarily has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands; and also, from the CEO and Director of the Company’s IQI subsidiary, who is also Director at WNLV. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company.

As of June 30, 2025, the outstanding balance of related party notes payable was comprised of the following:

•	$565,818 due to Winvest Group Limited (Cayman),
•	$58,110 due to Ms. Khiow Hui Lim, CEO and founder of the Company’s IQI subsidiary and Director of the Company,
•	$49,175 due to Mr. Jeffrey Wong Kah Mun, Chief Executive Officer and Director of the Company.

As of December 31, 2024, the outstanding balance of related party notes payable was:

•	$565,818 due to Winvest Group Limited (Cayman),
•	$65,250 due to Ms. Khiow Hui Lim, CEO and founder of the Company’s IQI subsidiary and Director of the Company,
•	$44,801 due to Mr. Jeffrey Wong Kah Mun, Chief Executive Officer and Director of the Company.

	As of June 30, 2025	As of December 31, 2024
Balance at the beginning of the period / year	$675,869	$631,157
Additions (new advances received)	-	44,712
Repayment to Khiow Hui Lim	(7,140)	-
Repayment to Jeffrey Wong Kah Mun	(4,800)
Amount paid on behalf of the Company by Jeffrey Wong Kah Mun	9,174
Balance at the end of the period	$673,103	$675,869

NOTE 6. PROJECT ADVANCES, PROJECT ADVANCES RELATED PARTIES

Project advances represent unsecured, interest-free advances made by investors to help the Company fund film projects. If the film is successful, the investor can recoup the money advanced as well as earning a royalty based upon the revenues generated by the film. The terms of this arrangement vary by film and by investor. The Company records royalties payable when it becomes probable that royalties will be payable. As of June 30, 2025 and December 31, 2024 the amount of total project advances were $550,000 and $550,000, respectively, and no royalties had been accrued. As of June 30, 2025 and December 31, 2024 project advances of $150,000 and $150,000 respectively were provided by a related party.

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

As of June 30, 2025, the Company recognized the following in its condensed consolidated statement of operations:

•	Interest expense of $3,938, which includes the amortized interest costs from date of issuance of the convertible note till the reporting date.
•	Loss on derivative fair value change of $772, reflecting the remeasurement of the embedded derivative liability as of the reporting date.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company has contingencies as of June 30, 2025, and December 31, 2024 of $100,000 and $100,000 respectively. The contingency has arisen due to the Company not assessing and submitting its tax filings for the four most recent tax year ends. This creates an exposure of a potential liability for interest and penalties of $25,000 per year being recognized. As of June 30, 2025, the Company has no commitments involved.

NOTE 9. INCOME TAX

The Company and its two subsidiaries were incorporated in the United States of America and were subject to United States federal taxation at the tax rate of 21%. No provisions for income taxes have been made as the Company and two subsidiaries have no taxable income for the period. As of June 30, 2025, the Company and two subsidiaries had cumulative net operating losses (NOL’s) aggregating $106,721,452 that may be available to reduce future years’ taxable income. Future tax benefits that may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax assets resulting from the net operating losses.

Provision for income tax consists of the following:

	As of June 30, 2025	As of December 31, 2024
Current income tax (benefit)
U.S.	$-	$-

Deferred income tax
Deferred tax assets for NOL carry-forwards	22,411,505	22,218,336
Valuation allowance	(22,411,505)	(22,218,336)
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$-

The net loss before income taxes and its provision for income taxes as follows:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Net loss before income tax	$(919,852)	$(323,555)
Statutory tax rate	21%	21%
Tax expenses (benefit) at the statutory tax rate, net	(193,169)	(67,947)
Valuation allowance	193,169	67,947
Income tax expenses, net	$-	$-

Significant components of the Company’s deferred tax benefits during the period as follows:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Net operating loss carry-forwards	$193,169	$67,947
Less: Valuation allowance	(193,169)	(67,947)
Deferred tax assets, net	$-	$-

NOTE 10. ACCRUED LIABILITIES

As of June 30, 2025, the Company had accrued liabilities of $91,381, which is a decrease of $90,527 from $181,908 as of December 31, 2024. The accrued liabilities as of June 30, 2025 consist of amounts owed for staff costs, audit fees and other administrative expenses

Included in accrued liabilities are amounts accrued in relation to payables to the related parties of the Company comprising our Company's director, Khiow Hui Lim, and Company officer, Charlene Logan Kelly, for marketing advisory services rendered to the Company.

The following marketing advisory fees were accrued as of the respective year-ends:

•

Khiow Hui Lim: $24,000 accrued for the six months ended June 30, 2025, and $24,000 accrued for the year ended December 31, 2024. The total amount of marketing advisory services incurred and services provided by Khiow Hui Lim was $24,000 for the six months ended June 30, 2025, and $48,000 for the year ended December 31, 2024.

As of June 30, 2025 and  December 31, 2024, the total accrued balance payable to Khiow Hui Lim was $40,000 and $24,000 respectively. The Company paid $8,000 to Khiow Hui Lim in January 2025.

•

Charlene Logan Kelly: $0 accrued for the six months ended June 30, 2025, and $12,000 accrued for the year ended December 31, 2024. The total amount of marketing advisory services incurred and services provided by Charlene Logan Kelly was $0 for the six months ended June 30, 2025, and $24,000 for the year ended December 31, 2024.

As of June 30, 2025 and December 31, 2024, the total accrued balance payable to Charlene Logan Kelly was $12,000 and $12,000 respectively

NOTE 11. EQUITY

Common Stock

As of June 30, 2025, the Company had 4,500,000,000 authorized shares of Common Stock with a par value of $0.001. As of June 30, 2025, and December 31, 2024, there were 110,682,750 and 109,369,075 shares of Common Stock issued and outstanding, respectively.

2025 Issuances

During the six months ended June 30, 2025 the Company issued the following common shares:

•	1,000,000 common shares were issued to investor for proceeds of $100,000
•	50,000 common shares were issued to investor for proceeds of $10,000
•	213,675 common shares were issued to investor for proceeds of $ $50,000
•	50,000 common shares were issued to investor for proceeds of $ $20,000

2024 Issuances

During the year ended December 31, 2024 the Company issued the following common shares:

•	607,500,000 common shares upon the conversion of 12,150,000 Series Preferred shares
•	133,000 common shares were sold under the Form S-1 registration statement, for proceeds of $199,500
•	9,200,000 common shares were exchanged for 9,200,000 shares of Series A Preferred Stock of IFA. These shares were valued at $13,800,000. See Note 4 – Investments
•	550,000,000 common shares were cancelled in return of 11,000,000 Series Preferred shares
•	200,000,000 common shares upon the conversion of 4,000,000 Series Preferred shares
•	175,890,000 common shares were cancelled in return of 3,517,800 Series Preferred shares
•	100,000 common shares were donated to Wichita State University Foundation

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

As of June 30, 2025, the Company has authorized 300,000,000 shares of Preferred Series A Stock. As of June 30, 2025, and December 31, 2024, there were 226,206,479 and 226,206,479 Preferred Series A shares issued and outstanding, respectively. Each share of preferred stock is convertible to 50 shares of common stock.

NOTE 12. SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2025 up through the date the Company issued the unaudited Condensed consolidated financial statements. During this period, the Company has evaluated subsequent events through the date the financial statements were issued and has determined that there were no additional subsequent events that require disclosure or adjustment to the financial statements.

NOTE 13. RESTATEMENT OF PRIOR PERIOD AMOUNTS

The Company has restated its consolidated financial statements which are to account for the investment at the cost of the investment instead of at par value of Winvest shares as previously reported and to correct for the loss on the subsequent IFA share buy-backs.

Condensed consolidated statements of operations for the three months ended June 30, 2024

	As previously reported in June 30, 2024 10Q	Adjustment	As restated for June 30, 2024
Gain/(Loss) on investment	$87,403	$(148,236)	$(60,833)
Other income/(expenses), net	87,614	(148,236)	(60,622)
Net loss	53,740	148,236	201,976

Condensed consolidated statements of operations for the six months ended June 30, 2024

	As previously reported in June 30, 2024 10Q	Adjustment	As restated for June 30, 2024
Gain/(Loss) on investment	$148,972	$(261,159)	$(112,187)
Other income/(expenses), net	148,781	(261,159)	(112,378)
Net loss	62,396	261,159	323,555

Condensed consolidated statements of changes in stockholders’ deficit for the six months ended June 30, 2025

	As previously reported in June 30, 2024 10Q	Adjustment	As restated for June 30, 2024
Additional Paid-In Capital	$103,714,814	$14,990,000	$118,704,814
Accumulated Deficit	104,782,949	261,159	105,044,108

Condensed consolidated statements of cash flows for the six months ended June 30, 2024

	As previously reported in June 30, 2024 10Q	Adjustment	As restated for June 30, 2024
Net loss	$62,396	$261,159	$323,555
Gain/(Loss) from sale of investment	148,972	(261,159)	(112,187)

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

Overview

Our unaudited condensed consolidated financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have a minimal operating history and revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues for the immediate future.

On May 16, 2022, the Company entered into a share exchange agreement with The Catalyst Group Entertainment, LLC (“TCG”) and IQI Media Inc. (“IQI”) - see Note 1 to the financial statements.

Results of Operations for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Revenue

Our revenues for the six months ended June 30, 2025, were $11,500, as compared to revenues of $77,340 during the six months ended June 30, 2024. The decrease in revenues is attributable to decreased revenue at both IQI and Winvest. The decrease in revenues was primarily due to the contracts ended with Surewell International, Pacific Range Hood, Superco Home Appliances and Ding Yun Sheng in 2024, which significantly impacted revenue contributions from IQI.

Other expenses

Our other expenses for the six months ended June 30, 2025, were $652,892, compared to $112,378 for the six months ended June 30, 2024. The increase in other expenses was primarily due to higher interest expense and a loss on investment. The loss on investment was mainly attributable to IFA’s repurchase of additional shares at a lower unit price, which increased the recognized loss on investment.

Operating expenses

Our operating expenses were $266,840 for the six months ended June 30, 2025, as compared to $245,757 for the six months ended June 30, 2024. The increase of operating expenses mainly due to advertising expenses, audit fees, legal services fees, loss expense on issuance of promissory notes, other professional fees and salary in order to support the Company daily operations.

Net loss

As a result of the foregoing, we had a loss of $919,852 or $(0.00) per share for the six months ended June 30, 2025, compared to a loss of $323,555 or $(0.00) per share for the six months ended June 30, 2024. The loss mainly due to decrease in revenue and increase loss on investment.

Liquidity and Capital Resources

We had $116,387 in cash on hand and bank balances as of June 30, 2025.

Net cash used in operating activities was $307,369 for the six months ended June 30, 2025, compared to $339,694 for the six months ended June 30, 2024. The decrease in cash used in operating activities during the six months ended June 30, 2025 was primarily due to net loss, increase in prepaid expenses, decrease in accrued liabilities and project advances contra by increase in accounts payable, expense on issuance, interest expense on promissory notes, derivative fair value change and loss from sale of investment.

Net cash provided by financing activities was $242,234 for the six months ended June 30, 2025, compared to $183,606 for the six months ended June 30, 2024. The increase is primarily attributable to increase in issuance of share capital, increase in convertible promissory notes, increase in repayments of related party loans and decrease in proceeds from related party loans.

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

The critical accounting policies have been identified as follows:

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

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which amends ASC 718 and ASC 606 to (i) expand the definition of a performance condition to include vesting tied to a customer’s own purchases or the purchases of the customer’s customers, (ii) require entities to estimate expected forfeitures, and (iii) clarify that the variable consideration guidance in ASC 606 does not apply to share-based consideration payable to a customer. The amendments are effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for measuring expected credit losses on current trade receivables and contract assets by assuming that current conditions remain unchanged over the life of the asset, and for non-public business entities, an accounting policy election to consider subsequent cash collections. The amendments are effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In the meantime, management has appointed external consultants to minimize the risk and ascertain compliance with requirements

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management did not evaluate the effectiveness of our internal control over financial reporting as of June 30, 2025 and December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the evaluation performed, our management concluded as of the Evaluation Date that our internal control over financial reporting as of June 30, 2025 were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Items That May be Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of June 30, 2025.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2025 based on criteria established in in COSO Internal Control - Integrated Framework (ICIF-2013).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended June 30, 2025 and June 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1a. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2025, the Company issued the following common shares:

•	1,000,000 common shares were issued to investor for proceeds of $100,000
•	50,000 common shares were issued to investor for proceeds of $10,000
•	213,675 common shares were issued to investor for proceeds of $ $50,000
•	50,000 common shares were issued to investor for proceeds of $ $20,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

Winvest Group Ltd.
(Registrant)

Dated: August 14, 2025	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO

