Form 10-Q
period 2025-09-30
Winvest Group Ltd
filed 2025-11-13
CIK 1558740

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2025

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

As of November 13, 2025, there were 110,994,283 common shares outstanding.

WINVEST GROUP LTD.

PART 1 – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024

(Expressed in U.S. Dollars)

	As of September 30,	As of December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash	$102,550	$181,522
Accounts receivable	10,055	15,100
Accounts receivable other	-	1,950
Prepaid expenses	174,862	104,627
Total current assets	287,467	303,199
Non-current assets
Investments	13,723,749	14,419,701
Security deposit	2,366	2,366
Total non-current assets	13,726,115	14,422,067
Total assets	14,013,582	14,725,266

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	20,050	2,427
Accrued liabilities	164,146	181,908
Project advances	400,000	400,000
Project advances-related party	150,000	150,000
Convertible promissory notes	158,793	-
Embedded derivative liability	108,197	-
Notes payable-related parties	680,034	675,869
Total current liabilities	1,681,220	1,410,204
Non-current liabilities
Commitments and Contingencies	100,000	100,000
Total liabilities	1,781,220	1,510,204

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 226,206,479 and 226,206,479 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	226,207	226,207
Common stock, Par Value $0.001, 4,500,000,000 shares authorized, 110,994,283 and 109,369,075 issued and outstanding as of September 30, 2025, and December 31, 2024	110,994	109,369
Additional paid in capital	118,922,058	118,681,086
Accumulated Deficit	(107,026,897)	(105,801,600)
Total Stockholders’ Equity	12,232,362	13,215,062
Total Liabilities and Stockholders’ Equity	14,013,582	$14,725,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024 (Restated)	2025	2024 (Restated)
Revenue	$5,250	$-	$16,750	$77,340
Cost of revenue	(7,312)	-	(18,932)	(42,760)
Gross (loss)/profit	(2,062)	-	(2,182)	34,580

Operating expenses:
Administrative expenses	(298,085)	(153,137)	(564,925)	(398,894)
Total operating expenses	(298,085)	(153,137)	(564,925)	(398,894)

Loss from operations	(300,147)	(153,137)	(567,107)	(364,314)

Other (expense) income:
Interest expense	(5,302)	(788)	(10,742)	(2,832)
Other (expenses)/ income	4	(12)	14	1,841
Loss on investment	-	(204,144)	(647,462)	(316,331)
Other expenses, net	(5,298)	(204,944)	(658,190)	(317,322)
Net loss	$(305,445)	$(358,081)	$(1,225,297)	$(681,636)

Basic and diluted (loss) per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding	110,781,930	248,202,553	110,551,886	335,648,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2024	226,206,479	$226,207	109,369,075	$109,369	$118,681,086	$(105,801,600)	$13,215,062

Subscription to common stock	-	-	1,050,000	1,050	108,950	-	110,000

Net loss	-	-	-	-	-	(147,946)	(147,946)

Balance, March 31, 2025	226,206,479	$226,207	110,419,075	$110,419	$118,790,036	$(105,949,546)	$13,177,116

Subscription to common stock	-	-	263,675	264	69,736	-	70,000

Net loss	-	-	-	-	-	(771,906)	(771,906)

Balance, June 30, 2025	226,206,479	226,207	110,682,750	110,683	118,859,772	(106,721,452)	12,475,210

Shares issued to employee	-	-	90,000	90	22,410	-	22,500

Conversation of convertible note	-	-	221,533	221	39,876	-	40,097

Net loss	-	-	-	-	-	(305,445)	(305,445)

Balance, September 30, 2025	226,206,479	226,207	110,994,283	110,994	118,922,058	(107,026,897)	12,232,362

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2023 (restated)	227,838,680	$227,839	18,326,075	$18,326	$104,770,997	$(104,720,553)	$296,609

Conversion of preferred stock to common stock	(12,150,000)	(12,150)	607,500,000	607,500	(595,350)	-	-

Subscription to common stock	-	-	133,000	133	199,367	-	199,500

Common shares issued as investment	-	-	9,200,000	9,200	13,790,800	-	13,800,000

Net loss	-	-	-	-	-	(121,578)	(121,578)

Balance, March 31, 2024 (Restated)	215,688,680	$215,689	635,159,075	$635,159	$118,165,814	$(104,842,131)	$14,174,531

Cancellation of common shares in return of preferred stock	11,000,000	11,000	(550,000,000)	(550,000)	539,000	-	-

Net loss	-	-	-	-	-	(201,977)	(201,977)

Balance, June 30, 2024 (Restated)	226,688,680	226,689	85,159,075	85,159	118,704,814	(105,044,108)	13,972,554

Conversion of preferred stock to common stock	(4,000,000)	(4,000)	200,000,000	200,000	(196,000)	-	-

Net loss	-	-	-	-	-	(358,081)	(358,081)

Balance, September 30, 2024 (Restated)	222,688,680	222,689	285,159,075	285,159	118,508,814	105,402,189	13,614,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Nine months ended September 30, 2025	Nine months ended September 30, 2024 (Restated)
Cash flows from operating activities
Net loss	$(1,225,297)	$(681,636)
Expense on issuance of promissory notes	106,025	-
Interest expense on promissory notes loan liability	8,478	-
Derivative fair value change	(2,043)	-
Loss from sale of investment	647,462	316,331
Debt extinguishment expenses	29,627	-
Write-off of other receivable	50,440	-
Bad debt written off	5,100	-
Share-based compensation to employee	10,500	-
Changes in operating assets and liabilities:
Accounts receivable	(55)	(15,100)
Accounts receivable-other	-	10,760
Prepaid expenses	(70,233)	(94,375)
Security deposit	-	(1,272)
Accounts payable	17,621	(74,074)
Accrued liabilities and project advances	(5,762)	309,833
Net cash (used in) operating activities	(428,137)	(229,533)

Cash flows provided by investing activity
Proceeds from sale of investment	-	263,968
Net cash provided by investing activity	-	263,968

Cash flows provided used by financing activities
Issuance of share capital	180,000	199,500
Convertible promissory notes	165,000	-
Loan repayments	-	(18,670)
Repayments of related party loans	(13,140)	(9,000)
Proceeds from related party loans	17,305	37,703
Net cash provided by financing activities	349,165	209,533

Net (decrease)/ increase in cash	(78,972)	243,968
Cash, beginning of period	181,522	45,070
Cash, end of period	$102,550	$289,038

Supplemental Cash Flows Information
Issuance of shares to employee	$12,000	$-
Conversion of convertible note	$10,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINVEST GROUP LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

On September 14, 2021, the Company had changed the fiscal year end from May 31 to December 31. The Company’s accounting year-end is presently December 31.

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

Billie Black Production LLC (hereafter called “BB”), is a subsidiary of IQI, established on October 1, 2024, and located in Wyoming, United States. The company was primarily formed to focus on media and film production activities. However, the company ceased operations in the first quarter of 2025 due to the cancellation of the film project that was originally planned to be produced through BB.

Consequently, the Company has ceased to fall under the definition of a shell company as defined in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”) and TCG and IQI are now wholly owned subsidiaries.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 18, 2025.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred operating losses since its inception. As of September 30, 2025, the Company had an accumulated deficit of $107,026,897 and a deficit in working capital of $1,393,753. As the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing from institutional investors, private placement opportunities, and evaluating joint venture and co-production structures to unlock near-term revenue potential. The Company is presently being funded by Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands, who is extending interest-free demand loans to the Company. The Company is focused on diversifying its funding base and reducing dependency on affiliate financing. Management believes that, if successful, these efforts will enable the Company to continue as a going concern.

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

4. Allocate the transaction price to performance obligations in the contract:

All services provided by the Company are bundled into a single performance obligation, therefore the entire transaction price, including both the fixed monthly fee and any variable consideration—is allocated to this single obligation. Given that the services are highly interrelated and delivered continuously over the contract period, revenue is recognized as the services are performed. This approach ensures that revenue recognition accurately reflects the transfer of services to the client over time.

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

Administrative Expense

Administrative expenses include office expenses, legal, accounting and other professional fees and other expenses and fees associated with being a public company. These expenses are recorded as incurred. A small portion of the office expense is allocated to the cost of revenue.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2025, and December 31, 2024, the Company’s cash equivalents totaled $102,550 and $181,522 respectively.

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

Convertible Promissory Notes

Convertible Promissory Notes are categorized as equity or debt based on the terms of the notes and the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging.

Convertible notes that meet the criteria for equity classification (e.g., conversion into a fixed number of shares with no obligation to deliver cash) are recorded in equity at issuance. Instruments classified as equity are not subsequently remeasured, and no interest expense is recognized.

Convertible notes that include a contractual obligation to deliver cash or other financial assets, or that do not meet the criteria for equity classification, are recorded as debt. These notes are initially recognized at the proceeds received, net of discounts and issuance costs in accordance with ASC 480-10-55-44 on the consolidated balance sheets, and subsequently measured at amortized cost using the effective interest method. Interest expense is recognized in the statement of operations.

If the instrument contains embedded conversion features or other terms that require bifurcation under ASC 815, these features are separated from the host contract and recorded as derivative liabilities at fair value. Derivative liabilities are remeasured at fair value at each reporting date, with changes in fair value recognized in the statement of comprehensive income.

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

NOTE 3. PREPAYMENT EXPENSE

The Company had a prepayment expense amounted $174,862 as of September 30, 2025, an increase of $70,235 from $104,627 as of December 31, 2024. This increase was primarily due to startup fees for film production and other prepaid expenses for legal service. Specifically, prepaid startup fees for film production amounted to $132,609, legal service amounting to $15,690 and vendor deposits for event amounted to $23,926 were recorded as prepaid expenses, as the related projects had not yet begun and other professional service fees were $2,637.

NOTE 4. INVESTMENTS

On September 28, 2023, (the “Company”) entered into a Securities Exchange Agreement (the “Agreement”) with Infinity Fund Australia Pty Ltd, an Australian corporation (“IFA”). Pursuant to the terms of the Agreement, the Company acquired 800,000 shares of IFA Series A Preferred stock in exchange for 800,000 shares of WNLV Common stock registered under the S-1 Registration Statement declared effective on July 20, 2023.

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

For the nine months ended September 30, 2025, IFA repurchased 463,968 shares of its Series A Preferred Stock. The Company received $48,490 in proceeds from this repurchase and recorded a “loss on investments” of $647,462. The "loss on investments" represents the cash proceeds, net of any variable costs less cost of the investment disposed off, realized directly by the Company.

As of September 30, 2025 and December 31, 2024, the balance of investments was $13,723,749 and $14,419,701, respectively.

NOTE 5. NOTES PAYABLE-RELATED PARTIES

As of September 30, 2025, and December 31, 2024, the balance of notes payable to related parties was $680,034 and $675,869, respectively. These notes have been provided on an interest-free demand basis to the Company.

The Company’s financing subsequent to the change of control on September 30, 2021 primarily has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands; and also, from the CEO and Director of WNLV and from the CEO and Director of the Company’s IQI subsidiary, who is also Director at WNLV. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company.

As of September 30, 2025, the outstanding balance of related party notes payable was comprised of the following:

•	$565,818 due to Winvest Group Limited (Cayman),
•	$56,910 due to Ms. Khiow Hui Lim, CEO and founder of the Company’s IQI subsidiary and Director of the Company,
•	$57,306 due to Mr. Jeffrey Wong Kah Mun, Chief Executive Officer and Director of the Company.

As of December 31, 2024, the outstanding balance of related party notes payable was:

•	$565,818 due to Winvest Group Limited (Cayman),
•	$65,250 due to Ms. Khiow Hui Lim, CEO and founder of the Company’s IQI subsidiary and Director of the Company,
•	$44,801 due to Mr. Jeffrey Wong Kah Mun, Chief Executive Officer and Director of the Company.

	As of September 30, 2025	As of December 31, 2024
Balance at the beginning of the period / year	$675,869	$631,157
Additions (new advances received)	-	44,712
Repayment to Khiow Hui Lim	(8,340)	-
Repayment to Jeffrey Wong Kah Mun	(4,800)	-
Amount paid on behalf of the Company by Jeffrey Wong Kah Mun	17,305	-
Balance at the end of the period	$680,034	$675,869

NOTE 6. PROJECT ADVANCES, PROJECT ADVANCES RELATED PARTIES

Project advances represent unsecured, interest-free advances made by investors to help the Company fund film projects. If the film is successful, the investor can recoup the money advanced as well as earning a royalty based upon the revenues generated by the film. The terms of this arrangement vary by film and by investor. The Company records royalties payable when it becomes probable that royalties will be payable. As of September 30, 2025 and December 31, 2024 the amount of total project advances were $550,000 and $550,000, respectively, of $150,000 and $150,000 respectively were provided by a related party. No royalties had been accrued as no revenue has been generated as yet. As of September 30, 2025 and December 31, 2024 project advances of $150,000 and $150,000 respectively were provided by a related party.

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

On August 13, 2025, the Company issued a convertible promissory note with a principal amount of $90,000 to a third-party lender. The note bears interest at 10% per annum and matures on August 13, 2026. The note contains a conversion feature that allows the holder, after 180 days, to convert any unpaid principal and interest into shares of the Company’s common stock at a conversion price equal to 61% of the lowest trading price of the common stock during the ten (10) trading days prior to the conversion date. The conversion of this note is subject to certain criterions as mentioned in the Convertible Note Agreement, which include a beneficiary cap of 4.99% of shareholdings in the Company by the Note Holder.

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

Fair Value Measurement

First Convertible Note

The Company engaged an independent valuation specialist to determine the fair value of the embedded derivative as of the issuance date and for the period ended March 31, 2025. The Company performed internal valuations for all subsequent reporting dates.

As of March 6, 2025, the fair value measurements were as follows:

•	Principal amount of note: $75,000
•	Legal fees associated with issuance: $6,500
•	Total cash received: $68,500
•	Present value of the debt portion: $72,882
•	Fair value of embedded derivative liability: $49,297

The difference between the fair value of the convertible instrument and the cash proceeds received resulted in a loss on issuance of $47,179, which was recognized in the unaudited condensed consolidated statement of operations.

As of September 15, 2025, a third-party lender converted loan principal amounting to $10,000 into 221,533 shares of common stock.

As of September 30, 2025, the Company recognized the following in its unaudited condensed consolidated statement of operations:

•	Interest expense of $7,104, which includes the amortized interest costs from date of issuance of the convertible note till the reporting date.
•	Gain on derivative fair value change of $3,574, reflecting the remeasurement of the embedded derivative liability as of the reporting date.

As of September 30, 2025 and December 31, 2024, the first convertible note has a carrying value of $69,515 and $0 respectively.

Second Convertible Note

The Company performed internal valuation to determine the fair value of the embedded derivative as of the issuance date and subsequent reporting dates.

As of August 13, 2025, the fair value measurements were as follows:

•	Principal amount of note: $90,000
•	Legal fees associated with issuance: $7,800
•	Total cash received: $82,200
•	Present value of the debt portion: $87,903
•	Fair value of embedded derivative liability: $60,943

The difference between the fair value of the convertible instrument and the cash proceeds received resulted in a loss on issuance of $58,846, which was recognized in the condensed consolidated statement of operations.

As of September 30, 2025, the Company recognized the following in its condensed consolidated statement of operations:

•	Interest expense of $1,374, which includes the amortized interest costs from date of issuance of the convertible note till the reporting date.
•	Loss on derivative fair value change of $1,531, reflecting the remeasurement of the embedded derivative liability as of the reporting date.

As of September 30, 2025 and December 31, 2024, the second convertible note has a carrying value of $89,278 and $0 respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company has contingencies as of September 30, 2025, and December 31, 2024 of $100,000 and $100,000 respectively. The contingency has arisen due to the Company not assessing and submitting its tax filings for the four most recent tax year ends. This creates an exposure of a potential liability for interest and penalties of $25,000 per year being recognized. As of September 30, 2025, the Company has no commitments involved.

NOTE 9. INCOME TAX

The Company and its two subsidiaries were incorporated in the United States of America and were subject to United States federal taxation at the tax rate of 21%. No provisions for income taxes have been made as the Company and two subsidiaries have no taxable income for the period. As of September 30, 2025, the Company and two subsidiaries had cumulative net operating losses (NOL’s) aggregating $107,026,897 that may be available to reduce future years’ taxable income. Future tax benefits that may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax assets resulting from the net operating losses.

Provision for income tax consists of the following:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Current income tax (benefit)
U.S.	$-	$-

Deferred income tax
Deferred tax assets for NOL carry-forwards	257,312	143,143
Valuation allowance	(257,312)	(143,143)
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$-

The net loss before income taxes and its provision for income taxes as follows:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Net loss before income tax	$1,225,297	$681,636
Statutory tax rate	21%	21%
Tax expenses (benefit) at the statutory tax rate, net	(257,312)	(143,143)
Valuation allowance	257,312	143,143
Income tax expenses, net	$-	$-

Significant components of the Company’s deferred tax benefits as of  the period end is as follows:

	As of September 30, 2025	As of December 31, 2024
Net operating loss carry-forwards	$(22,475,648)	$(22,218,336)
Less: Valuation allowance	22,475,648	22,218,336
Deferred tax assets, net	$-	$-

NOTE 10. ACCRUED LIABILITIES

As of September 30, 2025, the Company had accrued liabilities of $164,146, which is a decrease of $17,762 from $181,908 as of December 31, 2024. The accrued liabilities as of September 30, 2025 consist of amounts owed for staff costs, audit fees and other administrative expenses. Included in the balance as of September 30, 2025, is a customer deposit of $67,500 related to a project event that was subsequently cancelled. The Company is currently in discussions with the customer to determine the portion of the deposit that will be refunded. Any non-refundable amount will be offset against vendor deposits previously paid for the preparation of the event.

Included in accrued liabilities are amounts accrued in relation to payables to the related parties of the Company comprising our Company's director, Khiow Hui Lim for marketing advisory services rendered to the Company.

The following marketing advisory fees were accrued as of the respective year-ends:

•

Khiow Hui Lim: $36,000 accrued for the nine months ended September 30, 2025, and $24,000 accrued for the year ended December 31, 2024. The total amount of marketing advisory services incurred and services provided by Khiow Hui Lim was $36,000 for the nine months ended September 30, 2025, and $48,000 for the year ended December 31, 2024.

As of September 30, 2025 and December 31, 2024, the total accrued balance payable to Khiow Hui Lim was $44,000 and $24,000 respectively. The Company paid $16,000 to Khiow Hui Lim during the nine months ended September 30, 2025.

NOTE 11. EQUITY

Common Stock

As of September 30, 2025, the Company had 4,500,000,000 authorized shares of Common Stock with a par value of $0.001. As of September 30, 2025, and December 31, 2024, there were 110,994,283 and 109,369,075 shares of Common Stock issued and outstanding, respectively.

2025 Issuances

During the nine months ended September 30, 2025 the Company issued the following common shares:

•	1,000,000 common shares were issued to investor for proceeds of $100,000
•	50,000 common shares were issued to investor for proceeds of $10,000
•	213,675 common shares were issued to investor for proceeds of $ $50,000
•	50,000 common shares were issued to investor for proceeds of $ $20,000
•	90,000 common shares were issued to Charlene Logan for compensation of salary
•	221,533 common shares were issued to investor for conversion of convertible note

2024 Issuances

During the year ended December 31, 2024 the Company issued the following common shares:

•	607,500,000 common shares upon the conversion of 12,150,000 Series Preferred shares
•	133,000 common shares were sold under the Form S-1 registration statement, for proceeds of $199,500
•	9,200,000 common shares were exchanged for 9,200,000 shares of Series A Preferred Stock of IFA. These shares were valued at $13,800,000. See Note 4 – Investments
•	550,000,000 common shares were cancelled in return of 11,000,000 Series Preferred shares
•	200,000,000 common shares upon the conversion of 4,000,000 Series Preferred shares
•	175,890,000 common shares were cancelled in return of 3,517,800 Series Preferred shares
•	100,000 common shares were donated to Wichita State University Foundation

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

As of September 30, 2025, the Company has authorized 300,000,000 shares of Preferred Series A Stock. As of September 30, 2025, and December 31, 2024, there were 226,206,479 and 226,206,479 Preferred Series A shares issued and outstanding, respectively. Each share of preferred stock is convertible to 50 shares of common stock.

NOTE 12. SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2025 up through the date the Company issued the unaudited Condensed consolidated financial statements.

On October 24, 2025, the Company entered into a Securities Purchase Agreement with CFI Capital LLC (“CFI”) pursuant to which the Company agreed to issue and sell to CFI a 6% Convertible Redeemable Note in the aggregate principal amount of $150,000 (the “Note”). The Note was issued at an original issue discount of $15,000, resulting in a purchase price of $135,000. The Note bears interest at a rate of 6% per annum, commencing on the issuance date, and matures on October 24, 2026.  Beginning after the six-month anniversary of the issuance date, the Holder may, at its option, convert all or any portion of the outstanding principal balance of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock as reported on the OTC Markets or any other exchange on which the Company’s common stock is then traded.

Other than the matters described above, the Company has evaluated subsequent events through the date the financial statements were issued and has determined that there were no additional subsequent events that require disclosure or adjustment to the financial statements.

NOTE 13. RESTATEMENT OF PRIOR PERIOD AMOUNTS

The Company has restated its unaudited condensed consolidated financial statements which are to account for the investment at the cost of the investment instead of at par value of Winvest shares as previously reported and to correct for the loss on the subsequent IFA share buy-backs.

Condensed consolidated statements of operations for the three months ended September 30, 2024

	As previously reported in September 30, 2024 10Q	Adjustment	As restated for September 30, 2024
Gain/(Loss) on investment	$114,606	$(318,750)	$(204,144)
Other income/(expenses), net	113,806	(318,750)	(204,944)
Net loss	(39,331)	(318,750)	(358,081)

Condensed consolidated statements of operations for the nine months ended September 30, 2024

	As previously reported in September 30, 2024 10Q	Adjustment	As restated for September 30, 2024
Gain/(Loss) on investment	$263,578	$(579,909)	$(316,331)
Other income/(expenses), net	262,587	(579,909)	(317,322)
Net loss	(101,727)	(579,909)	(681,636)

Condensed consolidated statements of changes in stockholders’ deficit for the nine months ended September 30, 2025

	As previously reported in September 30, 2024 10Q	Adjustment	As restated for September 30, 2024
Additional Paid-In Capital	$103,518,814	$14,990,000	$118,508,814
Accumulated Deficit	104,822,280	579,909	105,402,189

Condensed consolidated statements of cash flows for the nine months ended September 30, 2024

	As previously reported in September 30, 2024 10Q	Adjustment	As restated for September 30, 2024
Net loss	$(101,727)	$(579,909)	$(681,636)
Gain/(Loss) from sale of investment	263,578	(579,909)	(316,331)

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

Results of Operations for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Revenue

Our revenues for the three months ended September 30, 2025, were $5,250, as compared to revenues of $0 for the three months ended September 30, 2024, representing an increase of $5,250, or approximately 100%. The increase in revenues is attributable to increase revenue at IQI. The increase in revenues was primarily due to the contracts with BioCalth International Inc and Roundtable of Chinese which services delivered during the three months ended September 30, 2025.

Cost of revenue

Our cost of revenues for the three months ended September 30, 2025, were $7,312, as compared to cost of revenues of $0 for the three months ended September 30, 2024, representing a decrease of $7,312, or approximately 100%. The increase in cost of revenues was primarily due to new projects undertaken during the three months ended September 30, 2025 whereas no revenue-generating projects were recorded for the period for the three months ended September 30, 2024.

Gross loss

Our gross loss for the three months ended September 30, 2025, was $2,062, compared to gross profit of $0 for the three months ended September 30, 2024, representing an increase of $2,062. The increase was primarily due to higher costs incurred for projects during the current period in relation to the limited revenue generated from those projects.

Other expenses

Our other expenses for the three months ended September 30, 2025, were $5,298, compared to $204,944 for the three months ended September 30, 2024, representing n decrease of $199,646, or approximately 97%. The decrease in other expenses was primarily due to a loss on investment which was not incurred for the three months ended September 2025, partially offset by an increase in interest expense in the three months ended September 30, 2025 when compared to the three months ended September 30, 2024. The loss on investment incurred in the three months ended September 2024, was mainly attributable to IFA’s repurchase of its preference shares at a lower unit price per share as compared to the unit price per share at acquisition, which increased the recognized loss on investment.

Operating expenses

Our operating expenses were $298,085 for the three months ended September 30, 2025, as compared to $153,137 for the three months ended September 30, 2024, representing an increase of $144,948, or approximately 96%. The increase of operating expenses was mainly due to advertising expenses of $53,151, loss expense on issuance of promissory notes amounting to $58,846 and bad debt expense of $50,440.

Net loss

As a result of the foregoing, we had a loss of $305,445 or $(0.00) per share for the three months ended September 30, 2025, compared to a loss of $358,081 or $(0.00) per share for the three months ended September 30, 2024. This represents an decrease in net loss of $52,636, or approximately 14%. The decrease in the loss is mainly due to decrease in other expenses offset by the increase in operating expenses in the three months ended September 30, 2025 when compared to the three months ended September 30, 2024.

Results of Operations for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Revenue

Our revenues for the nine months ended September 30, 2025, were $16,750, as compared to revenues of $77,340 during the nine months ended September 30, 2024, representing a decrease of $60,590, or approximately 78%. The decrease in revenues is attributable to decreased revenue at both IQI and Winvest. The decrease in revenues was primarily due to the contracts ended with Surewell International, Pacific Range Hood, Superco Home Appliances and Ding Yun Sheng in 2024, which significantly impacted revenue contributions from IQI.

Cost of revenue

Our cost of revenues for the nine months ended September 30, 2025, was $18,932, compared to $42,760 for the nine months ended September 30, 2024, representing a decrease of $23,828, or approximately 56%. The decrease in cost of revenues was primarily due to a reduction in the number of client projects undertaken during the current period.

Gross (loss)/profit

Our gross loss for the nine months ended September 30, 2025, was $2,182, compared to gross profit of $34,580 for the nine months ended September 30, 2024, representing a negative movement of $36,762. The decline was primarily due to the significant decrease in revenue during the current period, as fewer client projects were undertaken, while costs for these projects exceed the revenue generated recognized.

Other expenses

Our other expenses for the nine months ended September 30, 2025, were $658,190, compared to $317,322 for the nine months ended September 30, 2024, representing an increase of $340,868, or approximately 107%. The increase in other expenses was primarily due to higher interest expense and a loss on investment. The loss on investment was mainly attributable to IFA’s repurchase of its preference shares at a lower unit price per share as compared to the unit price per share at acquisition, which increased the recognized loss on investment.

Operating expenses

Our operating expenses were $564,925 for the nine months ended September 30, 2025, as compared to $398,894 for the nine months ended September 30, 2024, representing an increase of $166,031, or approximately 43%. The increase in operating expenses was mainly due to advertising expenses of $65,681, loss expense on issuance of promissory notes amounting to $106,025 and bad debt expense of $51,640.

Net loss

As a result of the foregoing, we had a loss of $1,225,297 or $(0.00) per share for the nine months ended September 30, 2025, compared to a loss of $681,636 or $(0.00) per share for the nine months ended September 30, 2024. This represents an increase in net loss of $543,661, or approximately 80%. The loss mainly due to decrease in revenue, increase in admin expenses and increase loss on investment.

Liquidity and Capital Resources

We had $102,550 in cash on hand and bank balances as of September 30, 2025.

Management is actively implementing measures to address the working capital shortfall, including pursuing additional equity financing, continuing to manage operating costs prudently, and advancing the progress of film production project to generate future revenue streams. The Company believes that these initiatives, together with its ongoing efforts to expand business operations, will improve liquidity and support its ability to continue as a going concern.

Net cash used in operating activities was $428,137 for the nine months ended September 30, 2025, compared to $229,533 for the nine months ended September 30, 2024. The cash flows in operating activities during the nine months ended September 30, 2025 comprise of net loss of $1,225,297, derivative fair value change of $2,043, increase in prepaid expenses of $70,233, decrease in accrued liabilities and project advances of $5,762 contra by decrease in account receivable of $55, write-off of other receivable of $50,440, increase in accounts payable of $17,621, expense on issuance of 106,025, interest expense on promissory notes of $8,478, debt extinguishment expenses of $29,627, loss from sale of investment of $647,462, bad debt written off of $5,100 and share-based compensation to employee of $10,500.

Net cash provided by investing activity was $0 for the nine months ended September 30, 2025, compared to $263,968 for the nine months ended September 30, 2024 representing a decrease of $263,968 which was solely due to the proceeds from IFA’s repurchase of its preference shares received in the prior period.

Net cash provided by financing activities was $349,165 for the nine months ended September 30, 2025, compared to $209,533 for the nine months ended September 30, 2024. The cash flows comprise proceeds from the issuance of share capital of $180,000, convertible promissory notes of $165,000 and loans from related parties, offset by repayments of related party loans of $13,140.

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In the meantime, management has appointed external consultants to minimize the risk and ascertain compliance with requirements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management did not evaluate the effectiveness of our internal control over financial reporting as of September 30, 2025 and December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the evaluation performed, our management concluded as of the Evaluation Date that our internal control over financial reporting as of September 30, 2025 were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Items That May be Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of September 30, 2025.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2025 based on criteria established in in COSO Internal Control - Integrated Framework (ICIF-2013).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended September 30, 2025 and September 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1a. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2025, the Company issued the following common shares:

•	1,000,000 common shares were issued to investor for proceeds of $100,000
•	50,000 common shares were issued to investor for proceeds of $10,000
•	213,675 common shares were issued to investor for proceeds of $ $50,000
•	50,000 common shares were issued to investor for proceeds of $ $20,000
•	90,000 common shares were issued to employee for compensation of salary
•	221,533 common shares were issued to third-party lender as conversion of convertible note into common shares

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

Winvest Group Ltd.
(Registrant)

Dated: November 13, 2025	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO

