Form 10-K
period 2025-12-31
Winvest Group Ltd
filed 2026-05-08
CIK 1558740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

There were 116,494,283 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 5, 2026.

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

On December 17, 2021, Zyrox Mining International, Inc, amended its articles of incorporation and changed its name to Winvest Group Ltd. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

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

Billie Black Production LLC (hereafter called “BB”), is a subsidiary of IQI, established on October 1, 2024, and located in Wyoming, United States. The company was primarily formed to focus on media and film production activities. However, the company ceased operations in the first quarter of 2025 due to the cancellation of the film project that was originally planned to be produced through BB. Subsequently, BB was formally dissolved and its registration in the state records was terminated on August 12, 2025.

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

On July 31, 2025, the Company has received the formal written notice from Ms. Charlene Logan Kelly confirming her resignation from the position of Chief Intellectual Officer (CIO), effective as of June 28, 2025. Ms. Logan Kelly’s resignation was not due to any disagreement with the Company on any matter relating to its operations, policies, or practices.

On January 27, 2026, Wan Nyuk Ming resigned from his positions as Chairman of the Board and Director of Winvest Group Ltd., and Ng Chian Yin resigned from his position as Director of Winvest Group Ltd., each for personal reasons. The resignations were not the result of any disagreement with the Company, its management, or the Board regarding the Company’s operations, policies, or practices.

On January 27, 2026, the Board of Directors of Winvest Group Ltd. appointed Khiow Hui Lim as Chairman of the Board, effective immediately. Ms. Khiow Hui Lim will serve as Chairman in addition to her existing role as a director of the Company.

TCG

The Catalyst Group Entertainment (hereafter called “TCG”), is a finance and production company for the media and entertainment sector located in the city of Beverly Hills, California, founded in April 2019 and headed by Joseph S. Lanius, Nick D. Burnett and Khiow Hui, Lim with over 25 years’ experience in the film industry, encompassing film finance, production and distribution. In early 2025, TCG significantly scaled down its operations, and its bank accounts were formally closed in February 2026. As a result, Joseph S. Lanius and Nick D. Burnett are no longer involved in the operations of the Company.

IQI

IQI Media, Inc (hereafter called “IQI”), is a content technology (“ConTech”) studio and Artificial Intelligent (“AI”) AI-driven media company focused on bridging storytelling with data-driven engagement. Headquartered with operations supporting both Pasadena, California and Lehi, Utah, IQI Media operates through its proprietary technology platform and original intellectual property (IP) development activities. The Company is repositioning itself as an AI Studio that leverages algorithmic precision alongside human creativity to generate revenue opportunities earlier in the content lifecycle, including through pre-production IP licensing, while retaining selective theatrical releases and creative oversight.

Framework: The 3 Edges Method

IQI Media employs the 3 Edges Method, a proprietary strategic framework that integrates content creation with technological infrastructure to optimize the media supply chain. This method establishes three distinct competitive advantages:

1.

Original IP Slate (The Content Edge): The Company maintains a curated portfolio of original intellectual property. This edge focuses on the acquisition and development of high-potential media assets, ensuring a consistent pipeline of content designed to meet evolving global audience demands. By owning the underlying IP, the Company secures long-term value and foundational control over the monetization lifecycle.

2.

Content Growth Metrics (The Intelligence Edge): This edge utilizes data-driven analytics and AI-powered intelligence to track and project the performance of media assets. By monitoring engagement trends and audience conversion data, the Company can make informed, low-risk decisions regarding production and marketing spend. These metrics provide the empirical evidence required to "greenlight" projects and optimize the Return on Ad Spend (“ROAS”).

3.

Launchrr SaaS Solution (The Distribution Edge): Launchrr serves as the technical infrastructure of the framework. As a cloud-based aggregator and distribution platform, it utilizes direct API integrations with major streaming services such as Over-The-Top /Free Ad-supported Streaming Tv (“OTT/FAST”) to automate content delivery. This Software-as-a-Service (“SaaS”) model eliminates the need for traditional manual intermediaries, providing a streamlined, transparent, and high-efficiency pathway to the global market.

Strategic Impact: By applying the 3 Edges Method, IQI Media aims to compress traditional Hollywood supply chain inefficiencies, reduce revenue leakage to third-party intermediaries, and deliver higher returns to stakeholders. The synergy between a proprietary IP Slate, advanced Growth Metrics, and the Launchrr SaaS distribution engine allows the Company to operate a more agile and profitable business model compared to traditional media distribution structures.

Business Model

IQI Media’s business model combines original IP content production with a scalable SaaS technology platform (Launchrr) that addresses long-standing pain points in the global media and entertainment supply chain. The traditional distribution model often leaves creators with only 5–15% of lifetime revenue due to multiple layers of intermediaries (distributors, sales agents, aggregators, sub-distributors, and guild processing). IQI Media’s Launchrr Inversion model compresses this chain through digitization and automation, targeting a significantly higher creator share (up to 45%) while enhancing value for distributors and platforms through better data, curation, and operational efficiency.

Key revenue streams include:

•	SaaS subscription and usage-based fees for the Launchrr platform (including distribution, asset management, and analytics).
•	Distribution and encoding service fees.
•	Participation in advertising revenue (via integrated social Prints and Advertising (“P&A”) and platform ad metrics, with flexible revenue splits such as 70/30, 60/40, or 50/50).
•	Profit-sharing and minimum guarantee arrangements in content deals.
•	Early IP licensing and pre-production intelligence services.
•

Potential future contributions from blockchain-enabled features (e.g., Token-as-a-Service, decentralized copyright protection, and profit-sharing mechanisms like those explored in related MovieCoin initiatives).

The model is designed to create a closed-loop ecosystem: AI-powered IP evaluation and greenlighting → production tracking → single-click global distribution via Application Programming Interface (“API”) integrations → real-time revenue tracing and residuals management → predictive analytics and ad optimization.

Current Movie Production Pipeline and Original IP

IQI Media maintains an active slate of original IP content development. Through its AI pre-production intelligence tools, the Company evaluates scripts, comparable titles, audience demand signals, genre trends, and territory-specific projections before committing significant production capital. This data-driven approach, powered by predictive AI, aims to de-risk investments and enable revenue generation (e.g., via early licensing) prior to principal photography.

The pipeline emphasizes high-production-value formats with long-term cultural and ownership scalability. Select projects benefit from Launchrr’s modules for production milestone tracking, budget monitoring, deliverables management (masters, trailers, posters, closed captions), and secure cloud storage. The Company also explores blockchain elements for transparent profit-sharing and fan engagement in certain initiatives.

Launchrr Aggregator – Core Product

Launchrr is IQI Media’s flagship SaaS platform and cloud-based content distribution solution (branded under MaiContent Inc. infrastructure), purpose-built as an aggregator and operating system for the global media supply chain. It functions as a predictive AI tool that simplifies and modernizes content distribution, revenue management, and monetization for filmmakers, copyright owners, sales agents, industrial distributors, publishers, and equity producers.

Key Features and Capabilities (as of the latest development stage described in company materials):

•

Single Submission Workflow: One upload and metadata entry for distribution to multiple major streaming platforms via direct API integrations, eliminating repetitive encoding, formatting, and portal submissions.

•	Asset Management: Secure centralized storage and Uniform Resource Locator (“URL”) based sharing of film masters, trailers, posters, closed captions, and other deliverables.

•

Global Distribution Engine: Connects content to platforms including Amazon Prime Video, YouTube/Google TV, Roku, and others, with ongoing expansions for FAST/ Advertising Video On Demand (“AVOD”) channels.

•

Real-Time Revenue Tracing & Residuals Engine: Tracks box office, streaming royalties, ad revenue, territorial licensing, and merchandise at the per-title level. Automatically calculates guild residuals (e.g., Screen Actors Guild – American Federation of Television and Radio Artists (“SAG-AFTRA”), Writers Guild of America (“WGA”)) and integrates with payroll systems where APIs allow.

•

Ads Metric Integration & Social P&A: Built-in targeted social advertising with performance tracking and revenue sharing. Deeper integrations target Amazon Advertising (“Ads”) API ecosystem (Sponsored Brands, Display, Demand-Side Platform (“DSP”)) for programmatic optimization and ROAS improvement.

•

Predictive AI & Valuation: Original IP Intelligence Engine provides Greenlight Scores, revenue projections (P10/P50/P90), audience demand curves, and optimal release windows. Integration with prediction market signals (e.g., concepts similar to Kalshi-style markets) for market-validated valuations and risk hedging.

•	Blockchain Enhancements: Decentralized copyright protection, immutable ledgers for IP rights, and Token-as-a-Service elements for transparency and fan/community participation.

•	Revenue Dashboard: Unified view of lifetime earnings, territorial performance, ad attribution, guild payments, and predictive forecasts.

Development Status: Launchrr has progressed through Beta 1.3 with production endpoints live. Version 2.0 development focuses on expanded API integrations (including Amazon Ads DSP authorization), predictive trading layers, and enterprise capabilities. The platform is positioned for broader market entry, with a private equity/IPO pathway targeted in company planning materials.

Launchrr directly addresses industry challenges such as revenue leakage, delayed residuals reporting, fragmented submissions, and lack of transparent performance data—issues exacerbated by the streaming wars, guild strikes, and collapsing theatrical-to-streaming windows.

Strategic Positioning

As a Winvest Group subsidiary, IQI Media benefits from the parent’s investment holding structure and media/entertainment portfolio focus. The Company’s technology-first approach, anchored by the 3 Edges Method and Launchrr, positions it to capture value in the rapidly growing Over-The-Top (“OTT”)/streaming market while supporting traditional stakeholders (theaters, distributors, buyers) with enhanced data and tools.

Forward-Looking Caution

Descriptions of planned features, integrations, revenue models, timelines (including Beta/Version 2.0 and IPO considerations), and financial projections are based on current internal plans and market assumptions. Actual results may differ materially due to development risks, regulatory factors (including CFTC considerations for prediction markets), platform adoption, competitive landscape, and broader industry dynamics.

BB

Billie Black Production LLC (hereafter called “BB”), is a subsidiary of IQI, established on October 1, 2024, and located in Wyoming, United States. The company was primarily formed to focus on media and film production activities. However, the company ceased operations in the first quarter of 2025 due to the cancellation of the film project that was originally planned to be produced through BB. Subsequently, BB was formally dissolved and its registration in the state records was terminated on August 12, 2025.

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

Intellectual Property

The Company does not currently own any material patents, trademarks, copyrights, or other intellectual property and does not rely on proprietary rights for its operations.

Employees

As of December 31, 2025, WNLV, TCG and IQI currently have an aggregate of 3 employees. We anticipate hiring additional employees in the next twelve months. We anticipate hiring necessary personnel based on an as needed basis.

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

On July 31, 2025, the Company has received the formal written notice from Ms. Charlene Logan Kelly confirming her resignation from the position of Chief Intellectual Officer (CIO), effective as of June 28, 2025. Ms. Logan Kelly’s resignation was not due to any disagreement with the Company on any matter relating to its operations, policies, or practices.

On January 27, 2026, Wan Nyuk Ming resigned from his positions as Chairman of the Board and Director of Winvest Group Ltd., and Ng Chian Yin resigned from his position as Director of Winvest Group Ltd., each for personal reasons. The resignations were not the result of any disagreement with the Company, its management, or the Board regarding the Company’s operations, policies, or practices.

On January 27, 2026, the Board of Directors of Winvest Group Ltd. appointed Khiow Hui Lim as Chairman of the Board, effective immediately. Ms. Khiow Hui Lim will serve as Chairman in addition to her existing role as a director of the Company.

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

During the year ended December 31, 2025, the Company’s aggregate total revenue was $78,426, and had a net loss of $15,044,666.

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

We have earned an aggregate of $78,426 in revenue since January 1, 2025. The Company has incurred operating losses since its inception. As of December 31, 2025, the Company had an accumulated deficit of $120,846,266 and working capital deficit of $1,487,897. We expect to continue to incur additional losses in the foreseeable future as a result of our film production activities. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our Common Stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. If we are unable to secure additional financing in the future on acceptable terms, or at all, we could be forced to reduce or discontinue film development, reduce or forego sales and marketing efforts, and forego attractive business opportunities in order to improve liquidity to enable the Company to continue its operations. There are also risks and uncertainties inherent to the film industry including the highly speculative nature of the industry, intense competition, the lack of industry experience of the stockholders of the Company. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in the Company.

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

Our success depends to a significant extent on the performance of our management personnel. In particular, we will depend on the services of such personnel as Khiow Hui, Lim, the co-founders and executive producers of both TCG and IQI. The loss of the services of key persons could have a material adverse effect on the Company’s business, operating results and financial condition. We will also be dependent on the officers and directors of WNLV to raise the required capital to fund the projects of IQI and TCG. Failure to do so would hinder the Company’s ability to grow.

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

Geopolitical Conflicts, Global Economic Instability and Rising Operating Costs May Adversely Affect Our Business and Results of Operations

The Company may be adversely affected by geopolitical conflicts, global economic instability, and other international unrest, including conflicts in the Middle East and other regions. Such events may lead to increases in fuel, transportation, production, and other operating costs, as well as broader inflationary pressures and disruptions affecting the entertainment and media industry. These factors could increase the Company’s operating expenses and negatively impact its business operations, financial condition, and results of operations.

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

Rule 144 Risks

Sales of our Common Stock under Rule 144 could reduce the price of our stock. There are 87,308,053 issued and outstanding shares of our Common Stock held by affiliates that Rule 144 of the Securities Act defines as restricted securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company maintains processes for assessing, identifying, and managing material risks from cybersecurity threats as part of its overall enterprise risk management framework. These processes are applied to information systems supporting the registrant’s Contech AI studio operations, technology platform, and intellectual property development activities. Risk assessment and identification occur through continuous internal monitoring of network infrastructure, access controls, and data assets by designated management personnel responsible for cybersecurity oversight. Mitigation measures include implementation of technical controls, policy enforcement, and periodic reviews aligned with operational requirements and business objectives. The registrant has not engaged third-party service providers for independent cybersecurity evaluations as of the reporting date; risk evaluation is conducted internally by management with responsibility assigned to the executive team overseeing compliance and information technology functions. Ongoing monitoring of cybersecurity risks is performed by this management group through regular internal assessments and alignment with the registrant’s risk management program.

The Company recognizes the dynamic nature of cybersecurity threats and incorporates risk management into decision-making processes at all organizational levels. To address third-party service provider risks, the registrant conducts security assessments prior to engagement and maintains continuous oversight to ensure compliance with internal cybersecurity standards. Quarterly reviews by management and evaluation by internal security resources are utilized where applicable.

As of December 31, 2025, the Company has not identified any cybersecurity threats, including previous incidents, that have materially impacted our business strategy, results of operations, or financial condition. This assertion signifies our diligent efforts in managing and mitigating cybersecurity risks, contributing to the stability and continuity of our operations.

ITEM 2. PROPERTIES

Our mailing address is 50 West Liberty Street Suite 880, Reno NV 89501. The Company’s wholly owned subsidiary, IQI’s, monthly month-to-month leased office address is 1055 East Colorado Boulevard, Suite 500, Pasadena, California 91106, United States. The monthly fees are $1,129 until February 29, 2024 and increased to $2,160 per month for IQI.

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

(4)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

16

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

2025	High	Low
First Quarter (January 1 – March 31)	$0.75	$0.06
Second Quarter (April 1 – June 30)	0.55	0.15
Third Quarter (July 1 – September 30)	0.30	0.06
Fourth Quarter (October 1 – December 31)	0.06	0.002

2024
First Quarter (January 1 – March 31)	$8.92	$0.51
Second Quarter (April 1 – June 30)	1.95	0.18
Third Quarter (July 1 – September 30)	1.32	0.37
Fourth Quarter (October 1 – December 31)	0.84	0.06

Holders

On May 1, 2026 the closing bid price of our common stock as reported on the OTCQB was $0.0029 and there were approximately 206 shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Issuances and Sales of Unregistered Securities

During the year ended December 31, 2025, the Company recorded the issuances of unregistered securities of an aggregate of 1,625,208 shares of common stock of the Company to the parties listed below.

1.	XU SHU QIN & HUANG XUEFENG

2.	VINCENT CHUEN LAU

3.	CHARLENE LOGAN

4.	1800 Diagonal Lending LLC

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

Billie Black Production LLC (hereafter called “BB”), is a subsidiary of IQI, established on October 1, 2024, and located in Wyoming, United States. The company was primarily formed to focus on media and film production activities. However, the company ceased operations in the first quarter of 2025 due to the cancellation of the film project that was originally planned to be produced through BB.  Subsequently, BB was formally dissolved and its registration in the state records was terminated on August 12, 2025.

On July 31, 2025, the Company has received the formal written notice from Ms. Charlene Logan Kelly confirming her resignation from the position of Chief Intellectual Officer (CIO), effective as of June 28, 2025. Ms. Logan Kelly’s resignation was not due to any disagreement with the Company on any matter relating to its operations, policies, or practices.

On January 27, 2026, Wan Nyuk Ming resigned from his positions as Chairman of the Board and Director of Winvest Group Ltd., and Ng Chian Yin resigned from his position as Director of Winvest Group Ltd., each for personal reasons. The resignations were not the result of any disagreement with the Company, its management, or the Board regarding the Company’s operations, policies, or practices.

On January 27, 2026, the Board of Directors of Winvest Group Ltd. appointed Khiow Hui Lim as Chairman of the Board, effective immediately. Ms. Khiow Hui Lim will serve as Chairman in addition to her existing role as a director of the Company.

TCG Business Overview

TCG is a finance and production company for the media and entertainment sector located in the city of Beverly Hills, California, headed by Khiow Hui, Lim with over 25 years’ experience in the film industry, encompassing film finance, production and distribution. In early 2025, TCG significantly scaled down its operations, and its bank accounts were formally closed in February 2026.

TCG’s intended focus is on opportunities comprised of global emerging film, television and media projects.

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

IQI Business Overview

IQI is a full-service content creation, film and advertising production company located in the City of Pasadena, California. Our producers’ team are keen on managing all aspects of a multi-languages project throughout its life cycle from conception and strategy to design, development and delivery. IQI Media, Inc founded by Khiow Hui, Lim in August 2010, a native Malaysia born producer graduated from Wichita State University. She has been producing from small to large scale video, film productions for more than 20+ years.

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

Results of Operations for the Twelve Months Ended December 31, 2025, compared to the Twelve Months Ended December 31, 2024

Revenue

Our revenues for the year ended December 31, 2025, were $78,426, as compared to revenues of $77,340 during the year ended December 31, 2024, representing a slight increase of $1,086, or approximately 1.4%.

The relatively stable revenue year-over-year was primarily attributable to the project-based nature of the Company’s operations and continued customer concentration. In 2024, the Company’s revenue was largely driven by a significant one-time engagement with a major customer.

Similarly, in 2025, revenue was also concentrated in a limited number of customers, with a significant portion derived from a major engagement with TEN ENTERTAINMENT CO, alongside additional services provided to BIOCALTH and a smaller engagement with ROUNDTABLE.

Overall, while the specific customers and engagements differed between the two periods, both years were characterized by reliance on a limited number of project-based transactions, resulting in relatively consistent total revenue.

Cost of revenue

Our cost of revenues for the year ended December 31, 2025, was $46,408, compared to $80,025 for the year ended December 31, 2024, representing a decrease of $33,617, or approximately 42%. The decrease in cost of revenues was primarily due to a reduction in the number of client projects undertaken during the current period.

Gross profit/(loss)

Our gross profit for the year ended December 31, 2025, was $32,018, compared to gross loss of $2,685 for the year ended December 31, 2024, representing an improvement of $34,703. The improvement in gross profit was primarily attributable to changes in the cost structure of the Company’s project-based engagements. In 2024, the Company incurred higher direct costs associated with certain service engagements, resulting in a gross loss. In contrast, in 2025, the Company achieved improved cost efficiency across its projects, leading to a positive gross profit.

Operating expenses

Our operating expenses were $608,859 for the year ended December 31, 2025, as compared to $760,298 for the year ended December 31, 2024. The operating expenses are mainly attributable to advertising expenses, audit fees, legal services fees, other professional fees, salary and stock compensation expense. The decrease in operating expenses was primarily attributable to a reduction in audit fees, which decreased significantly from $155,550 in 2024 to $54,000 in 2025.

Other expenses, net

Our other expenses, net for the year ended December 31, 2025, were $14,467,825, compared to $318,064 for the year ended December 31, 2024, representing an increase of $14,149,761. The increase in other expenses was primarily due to higher interest expense arising from the convertible notes and a loss on investment in the current year. The loss on investment was mainly attributable to the write-off of Infinity Fund Australia (“IFA”) investment.

Net loss

As a result of the foregoing, we incurred a loss of $15,044,666 or $(0.14) per share for the year ended December 31, 2025, compared to a loss of $1,081,047 or $(0.004) per share for the year ended December 31, 2024.

Liquidity and Capital Resources

We had $44,072 in cash on hand as of December 31, 2025.

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

Net cash used in operating activities for the year ended December 31, 2025, was $551,290 compared to $351,109 in net cash used for the year ended December 31, 2024. The increase in net cash used is primarily attributable to increase in net loss, derivative fair value change, increase in prepaid expenses, decrease in accrued liabilities and project advances contra by interest expense, loss on investment, bad debts and prepayment written off, share-based compensation to employee, contingencies and write-off of other receivable, increase in accounts payable.

Net cash provided by investing activities for the year ended December 31, 2025, was $0 compared to $262,018 for the year ended December 31, 2024 due to the increase in proceeds from sale of investment in year 2024.

Net cash provided by financing activities was $413,840 for the year ended December 31, 2025, compared to $225,543 for the year ended December 31, 2024. The increase in 2025 compared to 2024 is primarily attributable to due to issuance of share capital and convertible promissory notes in 2025.

Employees

WNLV, TCG and IQI currently have an aggregate of 3 employees. We anticipate hiring additional employees in the next twelve months. We anticipate hiring necessary personnel based on an as needed basis.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates

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

The critical accounting estimates have been identified as follows:

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

Convertible notes that include a contractual obligation to deliver cash or other financial assets, or that do not meet the criteria for equity classification, are recorded as debt. These notes are initially recognize at the principal amount, net of discounts and issuance costs in accordance with ASC 480-10-55-44 on the consolidated balance sheets, and fair value of embedded derivatives in accordance with ASC 815. The debt portion is subsequently measured at amortized cost using the effective interest method. Interest expense is recognized in the statement of operations.

The Company accounts for derivative financial instruments, including embedded derivatives, in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. Under this guidance, the Company evaluates whether an embedded feature within a financial instrument is required to be accounted for separately as a derivative.

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

Recent Accounting Pronouncements

Please refer to Note 2 to the consolidated financial statements included elsewhere in this Form 10-K for a discussion of recent accounting pronouncements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Nevertheless, our management has evaluated and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2025, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Items That May be Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2025.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025 based on criteria established in in COSO Internal Control - Integrated Framework (ICIF-2013).

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.

We intend to add staff members to our management team to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities.

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

To mitigate this weakness during the current fiscal year, the Company has engaged external outsourced accountants to assist with financial reporting and to provide an additional layer of professional oversight and review of the Company’s accounting records and internal controls.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended December 31, 2025 and December 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On July 31, 2025, the Company has received the formal written notice from Ms. Charlene Logan Kelly confirming her resignation from the position of Chief Intellectual Officer (CIO), effective as of June 28, 2025. Ms. Logan Kelly’s resignation was not due to any disagreement with the Company on any matter relating to its operations, policies, or practices.

On January 27, 2026, Wan Nyuk Ming resigned from his positions as Chairman of the Board and Director of Winvest Group Ltd., and Ng Chian Yin resigned from his position as Director of Winvest Group Ltd., each for personal reasons. The resignations were not the result of any disagreement with the Company, its management, or the Board regarding the Company’s operations, policies, or practices.

On January 27, 2026, the Board of Directors of Winvest Group Ltd. appointed Khiow Hui Lim as Chairman of the Board, effective immediately. Ms. Khiow Hui Lim will serve as Chairman in addition to her existing role as a director of the Company.

Name	Age	Position(s)
Wan Nyuk Ming	56	Former Chairman of the Board of Directors
Ng Chian Yin	35	Former MD of the Board of Directors
Jeffrey Wong Kah Mun	46	Chief Executive Officer, Chief Financial Officer and Director
Khiow Hui, Lim	51	Chairman of the Board, Director, Secretary and Chief Strategic Officer, Founder of IQI and Co-founder of TCG
Boo Shi Huey	36	Treasurer

Biographies

Mr. Wan Nyuk Ming, age 56, Former Chairman of the Board of Directors, previously worked as the Managing Director of Mega7 Holding Sdn Bhd from 2017 to 2019, where he supervised the day-to-day operations of the company, managed delivery teams, and was directly responsible for business support functions as a head of the business. From 2012 to 2017, he was the Managing Director of M Academy International Sdn Bhd. With over 30 years of experience and hard work, he is a successful remarkable entrepreneur and a practical international market strategist.

Mr. Ng Chian Yin, age 35, Former MD of the Board of Directors, with ten years of experience in running a company’s core business, where he expanded his strategy skill with “New Thinking, New Creativity, and New Generation” to meet the new era of emerging financial technology in his career path. He has been the Marketing Director of his own company, Philocity Holdings Sdn Bhd since August 2019. He was the Senior Sales & Technology Manager at Milletique Technology Sdn Bhd from July 2018 to July 2019.

Mr. Jeffrey Wong Kah Mun, age 46, CEO of the Board of Directors, has over 18 years of exposure in the fields of health, beauty, wellness products, online and education. He previously worked as Chief Operating Officer at Linton University and three affiliated Institutes, Pertama Institute of Technology (ITP), Jati Institute, and International Institute of Science Mantin from 2017 to 2020, where he oversaw, developed, and expanded the Built of Environment, Information Technology, Business & Accounting, and Applied & Visual Arts.

Ms. Boo Shi Huey, age 36, Treasurer of the Company. She worked at Philocity Holdings Sdn Bhd, as a Sr. Account Executive from February 2020 to the present. She worked as an Account Executive to Syarikat Elektrik Siang Sdn Bhd from October to December 2019. She previously worked as a Finance Executive cum Admin at Mega7 Holding Sdn Bhd, from January 2019 to July 2019. She has extensive account experience and is able to work at different perspectives and adjust workflow as change arises.

Ms. Khiow Hui, Lim, age 51, Chairman of the Board, Director, Secretary, Chief Strategic Officer, Founder of IQI and Co-founder of TCG, and hails from Melaka, Malaysia. Khiow Hui began her career at the Media Resources Center in Wichita, Kansas, which was a subsidiary and syndication station of The Discovery Channel. Starting as a production assistant, she rose to become a segment producer and eventually a full-fledged producer for the station. In 1997, Khiow Hui was hired by Fox Television Network (FOX 24/UPN), now a division of iHeart MEDIA, to produce and direct public service announcements (PSAs) for the Midwest region. In 2011, Khiow Hui founded iQiMedia that helps advertising agencies, new media companies and S&P 500 to create intuitive experiences for a diverse range of new emerging media. She has worked with global renowned advertising agencies, new media companies and managed brands like AIG, AT&T, Toyota, Caesars Entertainment Corporation, Tencent, Apple, Sony Entertainment, Ogilvy, Dentsu and more. At IQI, she has managed feature film production, commercial and interactive development, budgets of up to $40 million and overseen union production crews of more than 80 people. A native of Malaysia, Khiow Hui holds a BA in Electronic Arts from Wichita State University. Khiow Hui is also one of the core production team players at Miles Partnership for the VisitTheUSA.com—the official tourism bureau for the United States—helping to deliver tailored content for both domestic and international Asian market. In 2016, Khiow Hui produced her first feature film, Alien Code, a sci-fi thriller starring Mary McCormack, Azura Skye, Richard Schiff and Kyle Gallner. Now available on most streaming platforms. Other Hollywood credits include projects like Sony PlayStation 2’s Rise to Honor–Jet Li, the SAG Awards’ Hollywood Hits Broadway segment and post-production editorial work on Resident Evil 5 & 6 and the Oscar-winning film Crash.

Term of Office

Our directors hold their position until the next annual meeting of shareholders and until his successor is elected and qualified by our shareholders, or until earlier death, retirement, resignation, or removal.

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

Board Leadership Structure and Board’s Role in Risk Oversight

Our Board of Directors has a Chairman, Ms. Khiow Hui, Lim. The Chairman has authority, among other things, to preside over Board meetings and set the agenda for Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board of Directors. The Board of Directors believes that its current leadership structure is appropriate for the Company at this time. However, the Board recognizes that no single leadership model is suitable for all companies under all circumstances and may periodically reviews its leadership structure as the Company’s needs evolve. Accordingly, the Board of Directors may periodically review its leadership structure.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The table below sets forth the positions and compensations for the officers and directors of the Company, and for the officers and directors of TCG and IQI, for the years ended December 31, 2025 and 2024.

There are no employment agreements between the Company and its officers and directors except for Khiow Hui Lim. The executive compensation summary will be shown as below:

Position	Name of Officers or Directors	Year	Salary before tax	Bonus	All other compensation	Total
Former Chairman of the Board of Directors	Wan Nyuk Ming	2025	-	-	-	-
		2024	-	-	-	-

Former MD of the Board of Directors	Ng Chian Yin	2025	-	-	-	-
		2024	-	-	-	-

Chief Executive Officer, Chief Financial Officer and Director	Jeffrey Wong Kah Mun	2025	-	-	-	-
		2024	-	-	-	-

Treasurer	Boo Shi Huey	2025	10,000	-	-	10,000
		2024	-	-	-	-

Chairman of the Board, Director, Secretary, Chief Strategic Officer, Founder of IQI and Co-founder of TCG	Khiow Hui, Lim	2025	50,000	-	8,374	58,374
		2024	39,750	-	2,090	41,840

Former Chief Intellectual Officer, Executive producer of IQI	Charlene Logan Kelly	2025	-	-	-	-
		2024	35,000	-	-	35,000

(1)	Independent contractors.

We do not have an audit or compensation committee comprised of independent directors as our Company qualifies for an exemption from these requirements. Indeed, we do not have any audit or compensation committee. These functions are performed by our Board of Directors as a whole.

The Company’s financing subsequent to the change of control on March 31, 2021 has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands and from the Chairman and founder of IQI, and the CEO of the Company. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of December 31, 2025, the amount due to the Winvest Group Limited (Cayman) and the Chairman of the Company and founder of IQI, and the CEO of the Company was $565,818, $56,910 and $58,281 respectively which are being treated as interest free demand loans. In addition, project advances amounting to $150,000 as of December 31, 2025 and 2024 were received from Winvest Group Limited (Cayman).

Outstanding Equity Awards at Fiscal Year-End

None of the named executive officers had any outstanding equity awards at the 2025 fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors of WNLV as a group as of December 31, 2025.

Name	Number of Shares of Common Stock	Percentage
Wan Nyuk Ming (1) 50 West Liberty Street, Suite 880, Reno, Nevada 89501	30,000,000	27.03%
Ng Chian Yin (1) 50 West Liberty Street, Suite 880, Reno, Nevada 89501	16,814,101	15.15%
Jeffrey Wong Kah Mun 50 West Liberty Street, Suite 880, Reno, Nevada 89501	13,732,265	12.37%
Boo Shi Huey 50 West Liberty Street, Suite 880, Reno, Nevada 89501	0	0%
Khiow Hui, Lim 50 West Liberty Street, Suite 880, Reno, Nevada 89501	600,000	0.54%
All executive officers, directors, and beneficial ownership thereof as a group (5 people)	61,146,366	55.09%

1)

On January 27, 2026, Wan Nyuk Ming resigned from his positions as Chairman of the Board and Director of Winvest Group Ltd., and Ng Chian Yin resigned from his position as Director of Winvest Group Ltd.

There are no other officer or director 5% shareholders.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 110,994,283 shares of common stock outstanding.

The holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. The holders of our common stock do not entitle to any disparate voting rights.

The following table sets forth certain information with respect to the beneficial ownership of our voting preferred stock by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors of WNLV as a group as of December 31, 2025.

Name	Number of Shares of Series A Preferred Stock	Percentage
Jeffrey Wong Kah Mun 50 West Liberty Street, Suite 880, Reno, Nevada 89501	2,838,679	1.255%
Wan Nyuk Ming (1) 50 West Liberty Street, Suite 880, Reno, Nevada 89501	179,400,000	79.308%
Ng Chian Yin (1) 50 West Liberty Street, Suite 880, Reno, Nevada 89501	43,967,800	19.437%
All executive officers, directors, and beneficial ownership thereof as a group (3 people) out of 300,000,000 shares.	226,206,479	100%

1)

On January 27, 2026, Wan Nyuk Ming resigned from his positions as Chairman of the Board and Director of Winvest Group Ltd., and Ng Chian Yin resigned from his position as Director of Winvest Group Ltd.

There are no other authorized classes of Preferred Stock. The holders of our Series A preferred stock are entitled to 50 votes for each share held of record on all matters to be voted on by stockholders. The Series A Preferred Stock also convert into common stock at a rate of 50 for one. The aggregate voting power of our outstanding Series A Preferred Stock is more than 90% of the issued and outstanding voting equity. The holders of our Series A Preferred Stock vote on a 50 to one basis. Except as set forth above, applicable percentages are based upon 226,206,479 shares of Series A preferred stock held by the directors.

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

Certain Relationships and Related Transactions

Except as described herein, none of the following parties (each a “Related Party”) has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	any of our directors or officers;

•	any person proposed as a nominee for election as a director;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

•	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

The Company’s financing subsequent to the change of control on March 31, 2021 has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands and from the Chairman and founder of IQI, and the CEO of the Company. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of December 31, 2025, the amount due to the Winvest Group Limited (Cayman) and the Chairman and founder of IQI, and the CEO of the Company was $565,818, $56,910, and $58,281 respectively which are being treated as an interest free demand loans.

Description of Share Capital

We have authorized 4,500,000,000 shares of common stock with par value $0.001 per share. As of December 31, 2025 the Company has issued and outstanding 110,994,283 shares of common stock. We have authorized 300,000,000 shares of Series A Preferred Stock. As of December 31, 2025, the Company has issued and outstanding 226,206,479 shares of preferred stock.

Common Stock

The holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of our common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available. In the event of liquidation, dissolution or winding up of our company, the holders of common stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. Holders of shares of our common stock, as such, have no conversion, pre-emptive or other subscription rights, and there are no redemption provisions applicable to the common stock.

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

On the basis of 110,994,283 outstanding shares as of December 31, 2025, a minimum of 2,310,493 shares of Series A preferred stock must be kept to maintain 51% control over shareholder-approved measures. Future issuances of Series A Preferred Stock could further dilute the existing holders of common stock. The management currently has no intentions of further issuance. The conversion of Series A Preferred Stock is entirely optional and it can happen at any time and has a poison pill effect. We believe there are no exceptions to provision requiring mandatory conversion of shares upon any transfer, and no sunset provision limiting the lifespan of high-vote shares is required at this time.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described herein, none of the following parties (each a “Related Party”) has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	any of our directors or officers;

•	any person proposed as a nominee for election as a director;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

•	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

The Company’s financing subsequent to the change of control on March 31, 2021 has come from the Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands and from the CEO of IQI. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company. As of December 31, 2025, the amount due to the Winvest Group Limited (Cayman) and the founder of IQI, the CEO of the company was $565,818, $56,910, and $58,281, respectively which are being treated as an interest free demand loans.

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

The following table shows the fees that were billed for the audit and other services provided by for the fiscal years ended December 31, 2025 and 2024.

	Fiscal Year Ended December 31,
	2025	2024
Audit fees (1)	$54,000	$155,550
Total	$54,000	$155,550

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

WINVEST GROUP LTD.

Dated: May 8, 2026	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 8, 2026	By:	/s/ Jeffrey Wong Kah Mun
Jeffrey Wong Kah Mun, CEO and CFO

Dated: May 8, 2026	By:	/s/ Khiow Hui, Lim
Khiow Hui, Lim Director

WINVEST GROUP LTD.

 Consolidated Financial Statements

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 (Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12, Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

WINVEST GROUP LIMITED

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of Winvest Group Ltd. and its subsidiaries (the ‘Company’) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements as of December 31, 2025, the Company has incurred operating losses since its inception. As of December 31, 2025, the Company had an accumulated deficit of $120,846,266 and working capital deficit of $1,487,897. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern, and management’s plans to mitigate these matters, are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or are required to be communicated to the audit committee, or in their absence, the directors, and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 (Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12, Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

Valuation of convertible notes and the related embedded derivative liabilities

As described in Note 7 to the financial statements, the Company issued multiple convertible promissory notes during the year ended December 31, 2025. These instruments require assessment of the appropriate classification under ASC 480 “Distinguishing Liabilities from Equity” and they include embedded conversion features, resulting in the bifurcation of embedded derivative liabilities under ASC 815 “Derivatives and Hedging” and separate accounting for the host debt under ASC 470 “Debt”.

The accounting for these convertible notes involves significant judgment and estimation, particularly in:

-	Determining the appropriate classification of the instruments (liability vs equity or compound instrument)
-	Identifying and separately accounting for embedded derivative features
-	Estimating the fair value of the embedded derivative liability at inception and at each reporting date
-	Determining the effective interest rate and amortized cost of the host liability

We identified the valuation of convertible notes and the related embedded derivative liabilities as a critical audit matter due to the complexity of the instrument and the significant assumptions incorporated into the valuation models, including risk-free interest rates and discount rates. Auditing the valuation models required a high degree of auditor judgment and an increased extent of audit effort.

Our audit procedures related to the valuation of convertible notes and the related embedded derivative liabilities included the following:

1)	Obtained and reviewed all convertible note agreements to understand all the key contractual terms, including conversion features, interest rates, and maturity dates;
2)	Assessed management’s conclusions on classification and accounting treatment under ASC 480, ASC 815 and ASC 470;
3)	Agreed the convertible note and embedded derivative liability balances to the general ledger and trial balance;
4)	Traced proceeds from issuance to the bank statements and supporting documentation;
5)	Tested conversions and repayments during the year, where applicable, including recalculation of shares issued and amounts settled;
6)	Assessed the appropriateness of management’s valuation methodology for the embedded derivative and host liabilities;
7)	Agreed key inputs used in valuation models to underlying contracts and external data sources;
8)	Evaluated the relevance and reliability of externally sourced inputs, including risk-free rates and discount rates;
9)	Assessed whether assumptions used were reasonable in the context of market conditions and the Company’s circumstances;
10)	Assessed the adequacy and completeness of disclosures related to convertible notes in the financial statements; and
11)	Verified that disclosures complied with applicable accounting standards.

We determined that there were no other critical audit matters.

/s/ J&S Associate PLT

Certified Public Accountants

Firm ID: 6743

We have served as the Company’s auditor since 2025.

Kuala Lumpur, Malaysia

May 8, 2026

WINVEST GROUP LTD.

 CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$44,072	$181,522
Accounts receivable	10,000	15,100
Accounts receivable-other	-	1,950
Prepaid expenses	160,936	104,627
Total current assets	215,008	303,199
Non-current Assets
Investments	-	14,419,701
Security deposit	2,366	2,366
Total Assets	$217,374	$14,725,266

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	25,175	$2,427
Accrued liabilities	135,289	181,908
Project advances	400,000	400,000
Project advances-related party	150,000	150,000
Convertible promissory notes	126,904	-
Embedded derivative liability	184,528	-
Notes payable-related parties	681,009	675,869
Total current liabilities	1,702,905	1,410,204
Non-current liabilities
Commitments and Contingencies	125,000	100,000
Total liabilities	1,827,905	1,510,204

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock Series A, $0.001 par value 300,000,000, shares authorized, 226,206,479 and 226,206,479, shares issued and outstanding as of December 31, 2025, and December 31, 2024, respectively	226,207	226,207
Common stock, Par Value $0.001, 4,500,000,000 shares authorized, 110,994,283 and 109,369,075 issued and outstanding as of December 31, 2025, and December 31, 2024	110,994	109,369
Additional paid in capital	118,898,534	118,681,086
Accumulated Deficit	(120,846,266)	(105,801,600)
Total Stockholders’ (Deficit) Equity	(1,610,531)	13,215,062
Total Liabilities and Stockholders’ (Deficit) Equity	$217,374	$14,725,266

The accompanying notes are an integral part of these consolidated financial statements.

WINVEST GROUP LTD.

 CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in U.S. Dollars)

	Year ended December 31, 2025	Year ended December 31, 2024
Revenue	$78,426	$77,340
Cost of sales	(46,408)	(80,025)
Gross profit (loss)	32,018	(2,685)

Operating expenses:
Administrative expenses	(608,859)	(760,298)
Total operating expenses	(608,859)	(760,298)

Loss from operations	(576,841)	(762,983)

Other (expense) income:
Interest expense	(121,134)	(3,596)
Other income	18	1,863
Gain on derivative fair value change	24,502	-
Loss on investment	(14,371,211)	(316,331)
Other (expense), net	(14,467,825)	(318,064)
Net loss	$(15,044,666)	$(1,081,047)

Basic and diluted loss per common share	$(0.14)	$(0.004)

Weighted average number of shares outstanding	110,663,394	286,930,455

The accompanying notes are an integral part of these consolidated financial statements.

WINVEST GROUP LTD.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in U.S. Dollars)

							Total
					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2023	227,838,679	$227,839	18,326,075	$18,326	$104,770,997	$(104,720,553)	$296,609

Conversion of preferred stock to common stock	(16,150,000)	(16,150)	807,500,000	807,500	(791,350)	-	-

Subscription of common stock	-	-	233,000	233	199,267	-	199,500

Cancellation of common stock in return of preferred stock	14,517,800	14,518	(725,890,000)	(725,890)	711,372	-	-

Common shares issued as investment	-	-	9,200,000	9,200	13,790,800	-	13,800,000

Net loss	-	-	-	-	-	(1,081,047)	(1,081,047)

Balance, December 31, 2024	226,206,479	226,207	109,369,075	109,369	118,681,086	(105,801,600)	13,215,062

							Total
					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2024	226,206,479	226,207	109,369,075	109,369	118,681,086	(105,801,600)	13,215,062

Subscription of common stock	-	-	1,313,675	1,314	178,686	-	180,000

Shares issued to employee	-	-	90,000	90	22,410	-	22,500

Conversation of convertible note	-	-	221,533	221	16,352	-	16,573

Net loss	-	-	-	-	-	(15,044,666)	(15,044,666)

Balance, December 31, 2025	226,206,479	226,207	110,994,283	110,994	118,898,534	(120,846,266)	(1,610,531)

The accompanying notes are an integral part of these consolidated financial statements.

WINVEST GROUP LTD.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in U.S. Dollars)

	Year ended December 31, 2025	Year ended December 31, 2024
Cash flows (used in) operating activities
Net loss	$(15,044,666)	$(1,081,047)
Interest expense	113,807	-
Loss on derivative fair value change	(24,502)	-
Loss on investment	14,371,211	316,331
Provision for doubtful debts	-	4,100
Bad debt written off	5,100	-
Prepayment written off	1,200	-
Share-based compensation to employee	10,500	-
Contingencies	25,000	100,000
Write-off of other receivable	50,440	-
Changes in assets and liabilities
Accounts receivable	-	(50,800)
Accounts receivable-other	-	15,710
Prepaid expenses	(57,507)	(43,398)
Other assets	-	(1,272)
Accounts payable	22,746	(38,324)
Accrued liabilities and project advances	(24,619)	427,591
Net cash used in operating activities	(551,290)	(351,109)

Cash flows provided by investing activity
Proceeds from sale of investment	-	262,018
Net cash provided by investing activity	-	262,018

Cash flows provided used by financing activities
Issuance of share capital	170,000	199,500
Convertible promissory notes, net	238,700	-
Loan repayments	-	(18,670)
Related party loans, net	5,140	44,713
Net cash provided by financing activities	413,840	225,543

Net (decrease) increase in cash	(137,450)	136,452
Cash, beginning of period	181,522	45,070
Cash, end of period	$44,072	$181,522
Supplemental Cash Flows Information
Issuance of shares to employee	$12,000	$-
Conversion of convertible note	$10,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

WINVEST GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Billie Black Production LLC (hereafter called “BB”), is a subsidiary of IQI, established on October 1, 2024, and located in Wyoming, United States. The company was primarily formed to focus on media and film production activities. However, the company ceased operations in the first quarter of 2025 due to the cancellation of the film project that was originally planned to be produced through BB.  Subsequently, BB was formally dissolved and its registration in the state records was terminated on August 12, 2025.

In early 2025, TCG significantly scaled down its operations, and its bank accounts were formally closed in February 2026.

On July 31, 2025, the Company has received the formal written notice from Ms. Charlene Logan Kelly confirming her resignation from the position of Chief Intellectual Officer (CIO), effective as of June 28, 2025. Ms. Logan Kelly’s resignation was not due to any disagreement with the Company on any matter relating to its operations, policies, or practices.

On January 27, 2026, Wan Nyuk Ming resigned from his positions as Chairman of the Board and Director of Winvest Group Ltd., and Ng Chian Yin resigned from his position as Director of Winvest Group Ltd., each for personal reasons. The resignations were not the result of any disagreement with the Company, its management, or the Board regarding the Company’s operations, policies, or practices.

On January 27, 2026, the Board of Directors of Winvest Group Ltd. appointed Khiow Hui Lim as Chairman of the Board, effective immediately. Ms. Khiow Hui Lim will serve as Chairman in addition to her existing role as a director of the Company.

Details of the Company’s subsidiaries:

No.	Company Name	Domicile and Date of Incorporation	Principal Activities	Proportional of ownership interest and voting power held

1	IQI Media, Inc	US, California in April 2011	Media & Film Production	100%

2	The Catalyst Group Entertainment, LLC	US, Delaware in April 2019	Media Debt Financing	100%

3	Billie Black Production, LLC	US, Wyoming in October 2024	Media & Film Production, which was dissolved and terminated effective August 12, 2025	100%

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred operating losses since its inception. As of December 31, 2025, the Company had an accumulated deficit of $120,846,266 and working capital deficit of $1,487,897. Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently funded through the issuance of equity securities and convertible promissory notes. The Company expects to continue to rely on equity financings and convertible instruments until its operations become profitable. In addition, the Company is actively implementing measures to address the working capital shortfall, including pursuing equity financing from investors to provide further funding, continuing to manage operating costs prudently, and advancing the progress of film production projects to generate future revenue streams. The Company believes that these initiatives, together with its ongoing efforts to expand business operations, will improve liquidity and support its ability to continue as a going concern.

While management believes that these plans, if successfully implemented, will provide the Company with sufficient liquidity to meet its obligations, there can be no assurance that such financing or business opportunities will be available on acceptable terms, or at all. Accordingly, substantial doubt about the Company’s ability to continue as a going concern remains.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company's primary sources of revenue consist of (i) consulting income, which includes content creation and advertising services, and (ii) production income. These services are generally provided under contractual arrangements with customers. Revenue is recognized based on the following five-step model addressed below.:

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

The contracts clearly outlined the scope of services, payment terms, and resulted in invoices being issued to clients, detailing the services rendered. Based on ASC 606-10-25-1, the criteria for identifying a contract have been met-namely, the parties have approved the arrangement, each party's rights and payment terms are identifiable, the contract has commercial substance, and collection is probable. Accordingly, these arrangements are considered contracts under ASC 606, and revenue recognition is appropriate.

2. Identify the performance obligations in the contract:

Each contract is evaluated to determine the distinct goods or services promised. The contracts specify the scope of services provided by the Company, which include social media content creation, video production, analytics, and ad performance reporting. Although these services may appear distinct in nature, they cannot be sold separately within the context of the agreement, as each service is dependent on the others to deliver the intended marketing outcome. Accordingly, the Company has concluded that each contract with a customer includes a single performance obligation.

3. Determine the transaction price:

The Company invoices the client in accordance with the terms of the contract, with a fixed transaction price agreed upon in the contract.

4. Allocate the transaction price to performance obligations in the contract:

All services provided by the Company are bundled into a single performance obligation, therefore the entire transaction price-is allocated to this single obligation.

5. Recognize revenue when or as the Company satisfies a performance obligation

For consulting income, revenue is recognized over time, as the Company performs services and the customer simultaneously receives and consumes the benefits of those services. This is consistent with ASC 606, as the Company provides a continuous, integrated service over the contractual period. Accordingly, revenue is recognized on a time-elapsed basis over the service period.

For production income, revenue is recognized at a point in time, specifically when the Company has completed all contracted services and transferred control of the final deliverables to the client. This aligns with ASC 606-10-25-30, as the client obtains the ability to direct the use of and benefit from the completed deliverables upon delivery. Accordingly, revenue is recognized at the point when the client accepts the final output of the services.

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

For all its contracts with customers, the Company acts as a principal, as the Company is responsible for establishing the price of the contract and the Company is primarily responsible for the fulfilment of services, including content development, production, analytics, and delivery to the client. The Company controls the service outputs before they are transferred and assumes the risks associated with performance. Accordingly, revenue is presented on a gross basis.

Production – Cost of Revenue

The cost of revenue is comprised of labor expense calculated based on an hourly labor rate provided by consultants and employees to produce revenue. Additionally, the cost of revenue includes direct expenses related to the revenues provided, such as managing the client’s Amazon sales channel through the creation of promotional advertisements to increase sales, translation of content into different languages, coordination of projects with different work teams to maximize client benefits, production crew for celebrity endorsements and video shooting, and salaries and wages of employees involved in creating and delivering these services.

Administrative Expense

Administrative expense includes office expense, legal, accounting and other professional fees and other expenses and fess associated with being a public company. These expenses are recorded as incurred.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2025, and December 31, 2024, the Company’s cash equivalents balance was $44,072 and $181,522 respectively.

Accounts Receivables

Accounts receivables are recognized and carried at amortized cost. The Company maintains an allowance for expected credit loss to provide for the estimated number of receivables that will not be collected. The Company considers several factors in its estimate of the allowance, including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of such receivables. Bad debts are written off against allowances. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the unaudited condensed consolidated statement of operations within operating expenses.

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology will result in earlier recognition of losses than under the previous incurred loss approach, which requires waiting to recognize a loss until it is probable of having been incurred. There are other provisions within the standard that affect how impairments of other financial assets may be recorded and presented, and that expand disclosures.

As at December 31, 2025 and 2024, there has been no allowance for expected credit loss for accounts receivables.

Prepaid Expenses

Prepaid expenses primarily comprise amounts incurred in connection with film production activities for projects that are currently in development or production and for which revenue has not yet been recognized and are accounted for in accordance with ASC 926, Entertainment—Films.

Under ASC 926, such costs are capitalized when incurred as they represent direct and incremental expenditures that are expected to be recoverable from the future revenues generated by the related film projects. These costs may include, but are not limited to, development costs, production-related fees, and other direct costs incurred prior to the completion of the film.

Film production costs are not amortized during the production phase. Upon completion of the film and commencement of revenue-generating activities, these costs are recognized as cost of revenue in the consolidated statements of operations in the period in which the related revenues are recognized, in accordance with the matching principle under U.S. GAAP.

The Company evaluates film production costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated future revenues from the film project are not sufficient to recover the capitalized costs, an impairment loss is recognized for the excess of the carrying amount over the estimated recoverable amount.

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

Convertible notes that include a contractual obligation to deliver cash or other financial assets, or that do not meet the criteria for equity classification, are recorded as debt. These notes are initially recognized at the principal amount, net of discounts and issuance costs in accordance with ASC 480-10-55-44 on the consolidated balance sheets, and fair value of embedded derivatives in accordance with ASC 815.  The debt portion is subsequently measured at amortized cost using the effective interest method. Interest expense is recognized in the statement of operations.

The Company accounts for derivative financial instruments, including embedded derivatives, in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. Under this guidance, the Company evaluates whether an embedded feature within a financial instrument is required to be accounted for separately as a derivative.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Hence no common stock equivalents were included in the computation of diluted net loss per shares since such inclusion would have been antidilutive.

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

Project Advances

Project advances represent amounts received from third parties and a related party for the purpose of funding specific film production projects. These funds are typically contributed prior to the commencement or during the development phase of a project and are used exclusively for project-related expenses, in accordance with agreed-upon terms between the contributor and the Company.

As of the reporting date, no repayments or returns have been made, as the related projects have not yet commenced. The Company will account for any repayment or return of funds in accordance with the contractual terms with the contributors upon project execution or completion, as applicable.

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

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, trade receivables, prepaid expenses, trade payables, accrued liabilities, project advances and notes payables approximate their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

                Level 1: Observable inputs such as quoted prices in active markets;

                Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

                Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Segment Reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major clients in financial statements for detailing the Company’s business segments. Based on the criteria established by ASC 280, it is determined that it operates as a single operating and reportable segment. The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews financial information on a consolidated basis, including revenue, operating expenses and net income (loss), when evaluating operating performance and allocating resources. The CODM uses net income (loss) as the primary measure of performance and allocating resources. As the Company operates as a single segment and the CODM reviews consolidated financial information, the significant expense categories reviewed by the CODM are reflected in the consolidated statements of operations.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280). The standard requires incremental disclosures related to reportable segments, including disaggregated expense information and the title and position of the company’s chief operating decision maker (“CODM”), as identified for purposes of segment determination. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. The Company adopted the ASU on January 1, 2024. The additional required disclosures did not have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. The Company retrospectively adopted the ASU on January 1, 2025. The additional required disclosures did not have a material impact on our consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02 Codification Improvements – Amendments to Remove References to the Concepts Statements. This ASU amends the ASC by removing references to various FASB Concepts Statements to simplify the ASC and draw a distinction between authoritative and non-authoritative literature. The amendments in this update apply to all reporting entities within the scope of the affected accounting guidance and are effective for public entities for fiscal years beginning after December 15, 2024. The Company adopted the ASU on January 1, 2025. The amendments did not have a material impact on our consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for measuring expected credit losses on current trade receivables and contract assets by assuming that current conditions remain unchanged over the life of the asset. The amendments are effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements”. This ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of adopting of this ASU.

In December 2025, the FASB issued ASU 2025-12 “Codification Improvements”. This ASU represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of adopting of this ASU.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

NOTE 3 – PREPAID EXPENSES

The Company had prepaid expenses amounting to $160,936 as of December 31, 2025, an increase of $56,309 from $104,627 as of December 31, 2024. This increase was primarily due to startup fees for film production.

NOTE 4 – INVESTMENTS

On September 28, 2023, (the “Company”) entered into a Securities Exchange Agreement (the “Agreement”) with Infinity Fund Australia Pty Ltd, an Australian corporation (“IFA”). Pursuant to the terms of the Agreement, the Company acquired 800,000 shares of IFA Series A Preferred stock at a cost of $1.50 per share, in exchange for 800,000 shares of WNLV Common stock registered under the S-1 Registration Statement declared effective on July 20, 2023.

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

During the year ended December 31, 2024 IFA repurchased 386,866 shares of its Series A Preferred Stock. The Company recorded $263,967 in proceeds from this repurchase and recorded a “loss on investments” of $316,331. The "loss on investments" represents the proceeds, net of any variable costs (i.e., gross loss), realized directly by IFA from its business activities related to its shareholdings in the Company during the period from the admission of issued shares for trading on the OTC Markets. An amount of $1,950 of these proceeds were not received and was written off in the statement of profit and loss during the year ended December 31, 2025.

For the years ended December 31, 2025, IFA repurchased 463,968 shares of its Series A Preferred Stock. The Company recorded $48,490 in proceeds from this repurchase and recorded a “loss on investments” of $647,462. The "loss on investments" represents the proceeds, net of any variable costs less cost of the investment disposed off, realized directly by the Company. The proceeds of $48,490 were not received and was written off in the statement of profit and loss during the year ended December 31, 2025.

In addition, due to ongoing uncertainty surrounding the status of the arrangement with IFA and the low likelihood of recovery of the remaining investment, management performed an assessment of recoverability and determined that the carrying value of the investment was no longer recoverable. Accordingly, the Company recorded a write-off of $13,723,749, which has been recognized as a loss on investment in the statement of profit and loss for the year ended December 31, 2025.

As of December 31, 2025 and 2024, the balance of investments was $0 and $14,419,701, respectively.

	As of December 31, 2025	As of December 31, 2024
Balance at the beginning of the year	14,419,701	1,200,000
Shares acquired during the year	-	13,800,000
Shares sold during the year	(695,952)	(580,299)
Written off during the year	(13,723,749)	-
Balance at the end of the period	-	14,419,701

NOTE 5 – NOTES PAYABLE-RELATED PARTIES

As of December 31, 2025, and December 31, 2024, the balance of notes payable to related parties was $681,009 and $675,869, respectively. These notes have been provided on an interest-free demand basis to the Company.

The Company’s financing subsequent to the change of control on September 30, 2021 primarily has come from Winvest Group Limited (Cayman), an affiliate with the same name as the Company, and based in the Cayman Islands; and from the CEO and Chairman of the Company. Winvest Group Limited (Cayman) is an equity holdings company in the wellness industry and shares the same board of directors as the Company.

As of December 31, 2025, the outstanding balance of related party notes payable was comprised of the following:

•	$565,818 due to Winvest Group Limited (Cayman),
•	$56,910 due to Ms. Khiow Hui Lim, Chairman of the Company and CEO and founder of the Company’s IQI subsidiary
•	$58,281 due to Mr. Jeffrey Wong Kah Mun, Chief Executive Officer and Director of the Company.

As of December 31, 2024, the outstanding balance of related party notes payable was:

•	$565,818 due to Winvest Group Limited (Cayman),
•	$65,250 due to Ms. Khiow Hui Lim, Chairman of the Company and CEO and founder of the Company’s IQI subsidiary (in 2024 she was a Director of the Company).
•	$44,801 due to Mr. Jeffrey Wong Kah Mun, Chief Executive Officer and Director of the Company.

	As of December 31, 2025	As of December 31, 2024
Balance at the beginning of the period / year	$675,869	$631,156
Additions (new advances received)	-	44,713
Repayment to Khiow Hui Lim	(26,395)	-
Repayment to Jeffrey Wong Kah Mun	(4,800)	-
Amount paid on behalf of the Company by Khiow Hui Lim	18,055
Amount paid on behalf of the Company by Jeffrey Wong Kah Mun	18,280	-
Balance at the end of the period	$681,009	$675,869

NOTE 6 – PROJECT ADVANCES and PROJECT ADVANCES - RELATED PARTY

Project advances represent unsecured, interest-free advances, with no fixed terms for repayment, made by investors to help the Company fund film projects. If the film is successful the investor can recoup the money advanced as well as earning a royalty based upon the revenues generated by the film. The terms of this arrangement vary by film and by investor. The Company records royalties payable when it becomes probable that royalties will be payable. As of December 31, 2025 and 2024 the amount of total project advances were $550,000 and $550,000, respectively, of which, $150,000 and $150,000 respectively were provided by a related party, Winvest Group Limited (Cayman). No royalties had been accrued as no revenue has been generated as yet.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Convertible Note Payable

The Company has issued Convertible Promissory Notes during the financial year.

Management has assessed that the convertible promissory notes meet the criteria for classification as debt and not equity.  The Company further evaluated that the embedded feature within the Notes require bifurcation in accordance with ASC 815 and accounted for separately as a derivative liability with changes in the fair value recognized in the Consolidated Statement of Operations.

The debt portion of the convertible promissory notes were initially recorded at the principal amount, net of fair value of the embedded derivatives at issuance date, and also issuance costs and discounts, which are amortized to interest expense over the term of the notes using the effective interest method. Accordingly, the carrying amount presented represents the net amount after such costs and give rise to high effective interest rates. The effective interest rates do not reflect the Company’s contractual cash borrowing cost.

First Convertible Note

On March 6, 2025, the Company issued a convertible promissory note with a principal amount of $75,000 to a third-party lender. The note bears interest at 10% per annum and matures on December 15, 2025. The notes are to be settled by way of cash or may be converted to ordinary shares.  The conversion feature allows the holder, after 180 days, to convert any unpaid principal and interest into shares of the Company’s common stock at a conversion price equal to 61% of the lowest trading price of the common stock during the ten (10) trading days prior to the conversion date. The conversion of this note is subject to certain criterions as mentioned in the Convertible Note Agreement, which include a beneficiary cap of 4.99% of shareholdings in the Company by the Note Holder.

As of issuance date, March 6, 2025, the fair value measurements were as follows:

•	Principal amount of note: $75,000
•	Legal fees associated with issuance: $6,500
•	Total cash received: $68,500
•	Value of the debt portion (net of issuance fees and discounts): $19,203
•	Fair value of embedded derivative liability (based on level 2 inputs): $49,297

 As of September 15, 2025, the third-party lender converted a principal amounting to $10,000 into 221,533 shares of common stock at a conversion price of $0.04514 per share.

As of December 19, 2025, the Company repaid partially to the third-party lender amounting to $46,200.

As of December 31, 2025, the Company recognized the following in its audited consolidated statement of operations:

•	Interest expense of $62,921, which includes the amortized interest costs from date of issuance of the convertible note till the reporting date using the effective interest rate of 327.66%.
•	Gain on derivative fair value change of $26,150, reflecting the remeasurement of the embedded derivative liability as of the conversion date and the reporting date.

As of December 31, 2025, this note has not yet been fully settled and has a carrying value of $25,924. and is still considered a convertible note, even though it has passed its stated maturity date, as the conversion right explicitly survives maturity and continues until the outstanding balance is settled per the Convertible Note Agreement.

 As of December 31, 2025 and 2024, the first convertible note has a carrying value of $25,924 and $0 respectively.

As of December 31, 2025 and 2024, the first convertible note has a fair value (based on level 2 inputs) of $25,924 and $0 respectively.

Second Convertible Note

On August 13, 2025, the Company issued a convertible promissory note with a principal amount of $90,000 to a third-party lender. The note bears interest at 10% per annum and matures on August 13, 2026. The notes are to be settled by way of cash or may be converted to ordinary shares.  The conversion feature allows the holder, after 180 days, to convert any unpaid principal and interest into shares of the Company’s common stock at a conversion price equal to 61% of the lowest trading price of the common stock during the ten (10) trading days prior to the conversion date. The conversion of this note is subject to certain criterions as mentioned in the Convertible Note Agreement, which include a beneficiary cap of 4.99% of shareholdings in the Company by the Note Holder.

As of issuance date, August 13, 2025, the fair value measurements were as follows:

•	Principal amount of note: $90,000
•	Legal fees associated with issuance: $7,800
•	Total cash received: $82,200
•	Value of the debt portion (net of issuance fees and discounts): $20,066
•	Fair value of embedded derivative liability (based on level 2 inputs): $62,134

As of December 31, 2025, the Company recognized the following in its audited consolidated statement of operations:

•	Interest expense of $30,276, which includes the amortized interest costs from date of issuance of the convertible note till the reporting date using the effective interest rate of 393.37%.
•	Loss on derivative fair value change of $927, reflecting the remeasurement of the embedded derivative liability as of the reporting date.

As of December 31, 2025 and 2024, the second convertible note has a carrying value of $50,342 and $0 respectively.

As of December 31, 2025 and 2024, the second convertible note has a fair value (based on level 2 inputs) of $97,606 and $0 respectively.

Third Convertible Note

On October 24, 2025, the Company issued a convertible promissory note with a principal amount of $150,000 to a third-party lender. The note bears interest at 6% per annum and matures on October 24, 2026. The notes are to be settled by way of cash or may be converted to ordinary shares.  The conversion feature allows the holder, after 180 days, to convert any unpaid principal and interest into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price of the common stock during the ten (10) trading days prior to the conversion date. The conversion of this note is subject to certain criterions as mentioned in the Convertible Note Agreement, which include a beneficiary cap of 4.99% of shareholdings in the Company by the Note Holder.

As of issuance date, October 24, 2025, the fair value measurements were as follows:

•	Principal amount of note: $150,000
•	Legal fees associated with issuance: $5,000
•	Issuance discount: $15,000
•	Total cash received: $130,000
•	Value of the debt portion (net of issuance fees and discounts): $25,828
•	Fair value of embedded derivative liability (based on level 2 inputs): $104,172

As of December 31, 2025, the Company recognized the following in its audited consolidated statement of operations:

•	Interest expense of $24,810, which includes the amortized interest costs from date of issuance of the convertible note till the reporting date using the effective interest rate of 515.62%.
•	Loss on derivative fair value change of $721, reflecting the remeasurement of the embedded derivative liability as of the reporting date.

As of December 31, 2025 and 2024, the third convertible note has a carrying value of $50,638 and $0 respectively.

As of December 31, 2025 and 2024, the third convertible note has a fair value (based on level 2 inputs) of $152,738 and $0 respectively.

Embedded Derivative Liability

In accordance with ASC 815-15-25, the Company evaluated the terms of the conversion feature of each of the convertible promissory notes and determined that it represents an embedded derivative that is not clearly and closely related to the host debt instrument. Specifically, the variability in the conversion price based on market prices causes the feature to meet the definition of a derivative under ASC 815-10-15-83. Accordingly, the conversion option was bifurcated from the host instrument and accounted for separately as a derivative liability at fair value at inception and remeasured at fair value at each reporting date, with changes in fair value recognized in the statement of comprehensive income. The Company adopted a simplified discounted cash flow (DCF) model based on a discounted contractual payoff approach, whereby the embedded derivative is valued at the contractually determinable conversion premium, representing the economic benefit upon conversion, discounted to present value using observable risk-free interest rates over the contractual time to conversion. The Company has determined that the valuation of the derivative liability is appropriately classified within Level 2, as the valuation is based primarily on contractually defined conversion terms, which are directly observable, the discount rate applied is based on observable U.S. Treasury rates and the timing of cash flows is derived from fixed contractual maturity or conversion dates. Accordingly, no significant unobservable inputs are used in the valuation.

The Company engaged an independent valuation specialist to determine the fair value of the embedded derivative for the first convertible promissory note as of the issuance date and for the period ended March 31, 2025. Thereafter, the Company performed internal valuations for all subsequent reporting dates.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Other than as disclosed elsewhere above, the Company has contingencies as of December 31, 2025, and December 31, 2024 of $125,000 and $100,000 respectively. The contingency is raised as the Company has not assessed and submitted its tax filings for the five most recent tax year ends. This creates an exposure to a potential liability for interest and penalties of $25,000 per year which has been recorded in the consolidated financial statements.

NOTE 9 – INCOME TAX

The Company and its two subsidiaries were incorporated in the United States of America and were subject to United States federal taxation at the tax rate of 21%. No provisions for income taxes have been made as the Company and two subsidiaries have no taxable income for the period. As of December 31, 2025, the Company and two subsidiaries had cumulative net operating losses (NOL’s) aggregating $120,846,266 that may be available to reduce future years’ taxable income. Future tax benefits that may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax assets resulting from the net operating losses.

Provision for income tax consists of the following:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Current income tax (benefit)
U.S.	$-	$-

Deferred income tax
Deferred tax assets for NOL carry-forwards	3,159,380	227,020
Valuation allowance	(3,159,380)	(227,020)
Net changes in deferred income tax (benefit)	-	-
Total income tax provision	$-	$-

The net loss before income taxes and its provision for income taxes as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Net loss before income tax	$(15,044,666)	$(1,081,047)
Statutory tax rate	21%	21%
Tax expenses (benefit) at the statutory tax rate, net	(3,159,380)	(227,020)
Valuation allowance	3,159,380	227,020
Income tax expenses, net	$-	$-

A reconciliation between of the statutory tax rate to the effective tax rate are as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024

Statutory tax rate	(21)%	(21)%
Reconciling items:
Valuation allowance	21%	21%
Effective tax rate	-%	-%

Significant components of the Company’s deferred taxes assets as follows:

	As at December 31, 2025	As at December 31, 2024
Net operating loss carry-forwards	$25,377,716	$22,218,336
Less: Valuation allowance	(25,377,716)	(22,218,336)
Deferred tax assets, net	$-	$-

NOTE 10 – ACCRUED LIABILITIES

As of December 31, 2025, the Company had accrued liabilities of $135,289, which is a decrease of $46,619 from $181,908 as of December 31, 2024. The accrued liabilities as of December 31, 2025 consist of amounts owed for staff costs, audit fees and other administrative expenses

Included in accrued liabilities are amounts payable to the related parties of the Company which is our Company's Chairman, Khiow Hui Lim for marketing advisory services rendered to the Company.

The following marketing advisory fees were accrued as of the respective year-ends:

•

Khiow Hui Lim: $56,000 accrued for the year ended December 31, 2025, and $24,000 accrued for the year ended December 31, 2024. The total amount of marketing advisory services incurred and services provided by Khiow Hui Lim was $48,000 for the year ended December 31, 2025, and $48,000 for the year ended December 31, 2024.

•

Charlene Logan Kelly: $0 accrued for the year ended December 31, 2025, and $12,000 accrued for the year ended December 31, 2024. The total amount of marketing advisory services paid to Charlene Logan Kelly was $0 for the year ended December 31, 2025, and $24,000 for the year ended December 31, 2024.

NOTE 11 – EQUITY

Common Stock

As of December 31, 2025, the Company had 4,500,000,000 authorized shares of Common Stock with a par value of $0.001. As of December 31, 2025, and December 31, 2024, there were 110,994,283 and 109,369,075 shares of Common Stock issued and outstanding, respectively.

2025 Issuances

During the year ended December 31, 2025 the Company issued the following common shares:

•	1,000,000 common shares were issued to investor for proceeds of $100,000
•	50,000 common shares were issued to investor for proceeds of $10,000
•	213,675 common shares were issued to investor for proceeds of $50,000
•	50,000 common shares were issued to investor for proceeds of $20,000
•	90,000 common shares were issued to Charlene Logan for compensation of salary
•	221,533 common shares were issued to investor for conversion of convertible note

2024 Issuances

During the year ended December 31, 2024 the Company issued the following common shares:

•	607,500,000 common shares upon the conversion of 12,150,000 Series Preferred shares
•	133,000 common shares were sold under the Form S-1 registration statement, for proceeds of $199,500
•	9,200,000 common shares were exchanged for 9,200,000 shares of Series A Preferred Stock of IFA. These shares were valued at $13,800,000. See Note 3 – Investments
•	550,000,000 common shares were cancelled in return of 11,000,000 Series Preferred shares
•	200,000,000 common shares upon the conversion of 4,000,000 Series Preferred shares
•	175,890,000 common shares were cancelled in return of 3,517,800 Series Preferred shares
•	100,000 common shares were donated to Wichita State University Foundation

Preferred Stock

As of December 31, 2025, the Company has authorized 300,000,000 shares of Preferred Series A Stock. As of December 31, 2025, and December 31, 2024, there were 226,206,479 and 226,206,479 Preferred Series A shares issued and outstanding, respectively. Each share of preferred stock is convertible to 50 shares of common stock.

NOTE 12 – CONCENTRATIONS OF RISKS

(a) Major customers

For the years ended December 31, 2025 and 2024, there were two and four customers respectively who accounted for more than 10% of the Company’s revenues. The customers who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the year ended December 31		For the year ended December 31		For the year ended December 31
	2025	2024	2025	2024	2025	2024
Major Customers	Revenues		Percentage of revenues		Accounts receivable, trade
Customer A	$-	$45,700	-%	59%	$-	$-
Customer B	-	10,000	-	13	10,000	10,000
Customer C	-	10,640	-	14	-	-
Customer D	-	8,500	-	11	-	5,100
Customer E	14,000	-	18	-	-	-
Customer F	61,676	-	79	-	-	-
Total	$75,676	$74,840	97%	97%	$10,000	$15,100

(b) Major vendors

For the years ended December 31, 2025 and 2024, there were four and two vendors respectively who accounted for more than 10% of the Company’s cost of revenue. The vendors who accounted for more than 10% of the Company’s cost of revenue and its outstanding payable balance at period-end is presented below:

	For the year ended December 31		For the year ended December 31		For the year ended December 31
	2025	2024	2025	2024	2025	2024
Major Vendors	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade
Vendor A	$-	$10,400	-%	13%	$-	$-
Vendor B	-	20,000	-	25	-	2,255
Vendor C	5,000	-	11	-	-	-
Vendor D	8,450	-	18	-	-	-
Vendor E	5,632	-	12	-	-	-
Vendor F	6,500	-	14	-	-	-
Total	$25,582	$30,400	55%	38%	$-	$2,255

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d) Liquidity risk

For the year ended December 31, 2025, the Company incurred a net loss of $15,044,666, suffered accumulated deficit of $120,846,266 and experienced negative cash flows from operating activities of $551,290. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025 up through the date the Company issued the financial statements.

On January 27, 2026, Wan Nyuk Ming resigned from his positions as Chairman of the Board and Director of Winvest Group Ltd., and Ng Chian Yin resigned from his position as Director of Winvest Group Ltd., each for personal reasons. The resignations were not the result of any disagreement with the Company, its management, or the Board regarding the Company’s operations, policies, or practices.

On January 27, 2026, the Board of Directors of Winvest Group Ltd. appointed Khiow Hui Lim as Chairman of the Board, effective immediately. Ms. Khiow Hui Lim will serve as Chairman in addition to her existing role as a director of the Company.

On February 17, 2026, the Company received a notice of conversion from Labrys Fund II, LP pursuant to a convertible promissory note dated August 14, 2025. The holder elected to convert an aggregate amount of $12,749, consisting of $6,638.04 in principal, $4,610.96 in accrued interest, and $1,500 in fees, into 5,500,000 shares of the Company’s common stock at a conversion price of $0.002318 per share. Following the conversion, the remaining principal balance outstanding under the note was $83,361.96, with no accrued and unpaid interest remaining.

Other than the matters described above, the Company has evaluated subsequent events through the date the financial statements were issued and has determined that there were no additional subsequent events that require disclosure or adjustment to the financial statements.

